Form 10-Q/A
period 1996-06-30
BKC SEMICONDUCTORS INC
filed 1996-12-20
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(X(	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
	EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1996 or

(   (	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the transition period from ______________________to
_________________________

	Commission file number               0-20506


BKC SEMICONDUCTORS INCORPORATED
(Exact name of registrant as specified in its charter)



      Massachusetts	                            		 04-2883532
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

6 Lake Street, Lawrence, Massachusetts                  01841
(Address of principal executive offices)              (Zip Code)


      (508) 681-0392
(Registrant's telephone number, including area code)


____________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes__X__  No_____

There were 1,276,411 shares of common stock outstanding at June 30, 1996



BKC SEMICONDUCTORS INCORPORATED
QUARTERLY REPORT FORM 10-Q
June 30, 1996



PART I. FINANCIAL INFORMATION                                         Page

ITEM 1.	Financial Statements (Unaudited)

Consolidated Balance Sheet - June 30, 1996 and September 30, 1995      3

Statement of Consolidated Income (Loss) -
for the three and nine months ended June 30, 1996 and July 1, 1995     4

Statement of Consolidated Cash Flows - for the nine months
ended June 30, 1996 and July 1, 1995                                   5

Notes to Consolidated Financial Statements - June 30, 1996             6

ITEM 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              7


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings                                               9

ITEM 2.	Changes in Securities                                           9

ITEM 3.	Defaults Upon Senior Securities                                 9

ITEM 4.	Submission of Matters to a Vote of Security Holders             9

ITEM 5.	Other Information                                               9

ITEM 6.	Exhibits and Reports on Form 8-K                                9

		Signature Page                                                       10


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
BKC SEMICONDUCTORS INCORPORATED
CONSOLIDATED BALANCE SHEET

                                   		June 30, 1996             	Sept. 30, 1995
ASSETS
CURRENT ASSETS:
	Cash and Cash Equivalents                	$11,747                    	$28,340
	Accounts and Notes Receivable	          1,552,146                  	1,899,748
	Refundable Income Taxes                   	11,252                    	215,255
	Inventories	                            3,018,243	                  3,038,082
	Deferred Income Taxes	                    383,724                    	491,400
	Other Current Assets	                     113,161	                     54,357
			                                ---------------              	-------------
	Total Current Assets	                   5,090,273                  	5,727,182

PROPERTY AND EQUIPMENT - NET            	1,505,602                  	1,996,220
OTHER ASSETS	                              129,251	                    100,939
			                                ---------------              	-------------
	TOTAL                                 	$6,725,126                 	$7,824,341
			                                      =========                  	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Notes Payable	                         $1,331,190                 	$2,279,647
	Payroll Payable                           	22,757	                     28,351
	Accounts Payable	                         901,555                    	894,853
	Accrued Liabilities                       	79,581	                     92,647
	Current Maturities of Long-term Debt	     671,864                    	687,671
			                                  -------------	              -------------
	Total current liabilities	              3,006,947                  	3,983,169
			                                  -------------	              -------------
LONG-TERM DEBT - Net of Current Maturities	459,813                    	915,251
			                                  -------------              	-------------
DEFERRED INCOME TAXES	                      73,900                     	73,900
			                                  -------------              	-------------
STOCKHOLDERS' EQUITY:
	Convertible preferred
 stock series A-6%, authorized,
	5000 shares of no par value;
 issued 2940 shares                        242,078                     242,078

	Common Stock-authorized 2,000,000
 shares of no par value;
	issued, 1996, 1,295,321
 shares; 1995, 1,262,311 shares          3,916,721                   3,834,221

	Retained earnings (deficit)             	(618,714)                  	(868,659)
			                                   -------------             	-------------
		Total                                  	3,540,085                 	3,207,640

	Less cost of shares held in treasury:
		Convertible preferred stock,
  2,940 shares                             	235,200                   	235,200
		Common stock, 18,900 shares              	120,419                   	120,419
			                                   -------------             	-------------
	Stockholders' equity - net	              3,184,466                 	2,852,021
			                                   -------------             	-------------
	TOTAL	                                  $6,725,126                	$7,824,341
		                                    =============              =============

See notes to consolidated financial statements.

BKC SEMICONDUCTORS INCORPORATED
UNAUDITED STATEMENT OF CONSOLIDATED INCOME (LOSS)

          	                Three Months Ended	                       Nine Months Ended
                      	June 30, 1996     	July 1, 1995   	   June 30, 1996   	July 1,  1995

REVENUE                    	$2,406,746       	$3,064,384         	$7,914,722      	$8,327,183

COST OF REVENUE             	1,910,487	        2,568,713          	6,171,334       	7,113,584
	                          -----------      	------------      	------------     	------------

GROSS PROFIT  	                496,259          	495,671	          1,743,388      	 1,213,599
	                          -----------      	------------      	------------     	------------
OPERATING EXPENSES:
	Selling                      	191,528          	336,176            	657,471       	1,000,665
	General and administrative   	158,643          	157,524            	554,163	         582,011
	Research and development      	56,231	           26,548            	155,436      	   115,023
	Write-down of photo detectors	                 	574,873                            		574,873
	                          -----------     	------------       	------------      	------------
		Total operating expenses    	406,402        	1,095,121          	1,367,070    	   2,272,572
	                          -----------     	------------       	------------    	  ------------
INCOME (LOSS) FROM
OPERATIONS	                     89,857	        (599,450)            	376,318      	(1,058,973)

INTEREST INCOME (EXPENSE)	     (64,296)        	(81,309)           	(235,773)   	    (228,926)

GAIN ON SALE OF REAL ESTATE         	0                0             	217,075        	       0
                          	-----------     	------------       	------------   	 ------------


INCOME (LOSS) BEFORE
PROVISION (CREDIT)
FOR INCOME TAXES               	25,561        	(680,759)	            357,620      	(1,287,899)

PROVISION (CREDIT) FOR
INCOME TAXES	                   10,224        	(284,423)            	107,675        	(525,593)
                          	-----------     	------------       	------------	    ------------
NET INCOME (LOSS)	             $15,337	       ($396,336)           	$249,945     	  ($762,306)
	                         ============      ============	       ============ 	   =============
NET INCOME (LOSS)               	$0.01          	($0.32)	              $0.20          	($0.61)
PER SHARE
                	         ============    	=============       	============     =============
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING          	1,276,411        	1,243,411          	1,271,593       	 1,244,078
	                         ============	    =============        ============   	 =============

See notes to consolidated financial statements.

BKC SEMICONDUCTORS INCORPORATED
UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS

                                             			For Nine  Months Ended
			                                         June 30, 1996        	July 1, 1995


CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)                              	$249,945	          ($762,306)
	Depreciation	                                    372,610            	416,962
	Gain on sale of real estate	                    (217,075)
	Write down of assets of Photo Detector Division	                    	574,873
	Deferred income taxes	                           107,676           	(339,525)
	Changes in assets/liabilities:
		 Accounts receivable                           	347,602            	(35,068)
		 Refundable income taxes                       	204,003             217,799
		 Inventories	                                    19,839            (104,575)
		 Other assets	                                  (87,116)           	(69,649)
	 	Accounts payable	                                6,702            	453,518
 		Accrued liabilities	                            63,840              87,060
		                                       	---------------    	---------------
	Net cash provided/(used)
  in operating activities                      	1,068,026            	439,089
		                                       	---------------    	---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to property and equipment             	(85,870)          	(402,976)
	Proceeds from sale of property and equipment	    420,953                  	0
			                                       ---------------	    ---------------
	Net cash provided/(used) in investing activities	335,083	           (402,976)
			                                       ---------------    	---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Net borrowings (payments) under
   line-of-credit	                               (948,457)           	227,674
	Proceeds from issuance of long-term debt              	0             	76,864
	Principal payments on long-term debt           	(471,245)          	(314,570)
	Purchase of common stock for the treasury             	0             	(2,304)
		                                       	---------------	     --------------
	Net cash provided/(used)
   by financing activities                    	(1,419,702)           	(12,336)
			                                       ---------------    	---------------
Net inc./(dec.) in cash and cash equivalents     	(16,593)            	23,777

Cash and cash equivalents at beg. of period	       28,340	             52,096
			                                       ---------------    	---------------
Cash and cash equivalents at end of period       	$11,747            	$75,873
		                                          =============      ==============

See notes to consolidated financial statements.



BKC SEMICONDUCTORS INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

June 30, 1996

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statement and footnotes thereto included in the Company's annual report on Form 10-K.

Note B - Inventories

		Inventories consisted of the following:


                               June 30, 1996        Sept. 30, 1995


Raw Material                    $    557,432          $   360,694

Work in Process                    1,461,730            1,823,009

Finished Goods                       999,081              854,379
                                ------------          -----------
                                $  3,018,243          $ 3,038,082




Item 2	Management's Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended July 1, 1995

Revenues for the third quarter of fiscal 1996 were $2,406,746, compared to $3,064,384 for the same quarter last year. The revenue difference was primarily due to softness in the personal computer and related disk drive businesses caused by that market segment's overproduction, which severely impacted component shipments to these manufacturers.

Gross Profit for the third quarter of fiscal 1996 was $496,259, or 21% of revenues, compared to $495,671, or 16% of revenues, for the third quarter of fiscal 1995. The major improvement related to the gross profit came from increased product pricing and manufacturing expense reductions.

Operating Expenses for the current quarter were $406,402, compared to $1,095,121, for the third quarter of fiscal 1995, a reduction of $688,719, or 63%. The third quarter of FY95 included the write down of $574,873 for the photo detector business exit, while the balance of the third quarter FY96 improvement was the result of overhead expense reduction.

Net income for the current quarter was $15,337, or $0.01 per share, compared to a loss of ($396,336), or ($0.32) loss per share for the same quarter last year. The net income improvement is the resultant sum of the above noted actions.

Nine Months Ended June 30, 1996 compared to nine months ended July 1, 1995

Revenues for the first nine months of fiscal 1996 were $7,914,722, compared to $8,327,183 for the same period in 1995, a decrease of $412,461, or 5%. The softness in the computer industry was the major reason for the lower revenue level during the nine month period of FY96 compared to FY95.

Gross Profit for nine months of fiscal 1996 was $1,743,388, or 22% of revenue, compared to $1,213,599, or 15% of revenue, the same period of fiscal 1995. The improvements in Gross Profit for FY96 resulted from improved product prices and elimination of some uncompetitive products.

Operating Expenses for nine months of fiscal 1996 were $1,367,070, compared to $2,272,572 for nine months of fiscal 1995. This reduction of $905,502, or 40%, has been pivotal in improving the Company's break-even operating point. In addition to closing the Company's Photo Detector operations and reductions in the related selling and administrative overhead costs, a general streamlining of the Company's organization was accomplished which resulted in further cost savings.

Net Income for the nine month period was $249,945, or $0.20 per share.
The same period last year resulted in a loss of ($762,306), or ($0.61) per share. The significant improvement in net income for nine months FY96 compared to FY95 is the result of both the operational and overhead cost improvements noted above and the gain on the sale of real estate during FY96 Qtr. 2.

Liquidity and Capital Resources

Cash provided from Operations rose to $1,068,026 for the fiscal 1996 nine month period compared to $439,089 for the fiscal 1995 period. The primary reason for the improvement is the turn around of the Company from a ($762,306) loss in fiscal 1995 versus a profit of $249,945 in fiscal 1996.

The Company has reduced year-to-date capital spending versus plan in fiscal 1996 to $86,000 versus $403,000 in fiscal 1995 through nine months.
The Company plans to spend $125,000 in capital equipment during fiscal 1996, but the exact expenditures will be determined after refinancing is complete.

During the fourth quarter of FY96, as a result of improved financial performance and being awarded a $450,000 loan guarantee from the City of Lawrence/HUD for a 40 month period, the Company's relationship with Eastern Bank has been normalized and is positive. The existing term loan is in the process of being rewritten with more favorable conditions and the line of credit is under review for an increased level and extension to January 1997, which is the annual renewal cycle for Eastern Bank. The Company views these developments as a favorable and stabilizing event going forward.



PART II. Other Information

BKC Semiconductors Incorporated

Quarter Ended June 30, 1996


ITEM 1.	Legal Proceedings

None

ITEM 2.	Changes in the Rights of the Company's Security Holders

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

Gerald T. Billadeau, V.P. Finance/CFO and Treasurer, resigned to pursue other interests on May 24, 1996. He will remain a member of the Board of Directors.

ITEM 6.	Exhibits and Reports on Form 8-K

None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           BKC SEMICONDUCTORS INCORPORATED


Date:  08/13/96                s/James R. Shiring
                           ____________________________________
                           James R. Shiring, President/CEO
                           and interim Chief Financial Officer