Form 10-K
period 1996-09-30
BKC SEMICONDUCTORS INC
filed 1996-12-26
CIK 889155

Total number of pages:  52
                                                   With Exhibits


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended September 30, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transition period from ____________________ to ____________________

                         Commission file number 0-20506

                         BKC SEMICONDUCTORS INCORPORATED
             (Exact name of registrant as specified in its charter)

       Massachusetts                                04-2883532
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

6 Lake Street, Lawrence, Massachusetts               01841
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (508) 681-0392

Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 1996, was approximately $2,239,899 on the NASDAQ National Market System. The number of shares held by non affiliates was 639,971. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock on September 30, 1996, was 1,276,411.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 25, 1997 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I


ITEM 1.    BUSINESS

General

           BKC Semiconductors Incorporated, which was formed in 1985, manufactures a wide range of discrete semiconductor diodes for signal switching, voltage conversion, rectification, and surge suppression in electronic circuits. The Company's manufacturing and executive offices are located at 6 Lake Street, Lawrence, Massachusetts 01841. The telephone number is (508) 681-0392, and the fax number is (508) 681-9135.

Products

The Company's product line includes:

           Silicon Switching Diodes. Silicon switching diodes are designed for relatively low-power (500 milliwatt or less) applications. In end applications, they provide voltage rectification. These diodes are generally used for signal switching functions.

           Rectifiers.  High voltage diodes are often called rectifiers.

           Zener Diodes. A zener diode is analogous to a valve which stops flow in one direction but breaks down at a specific well-defined pressure and allows flow in the reverse direction. When reverse voltage is applied to a zener diode, it resists the flow of current until its breakdown voltage is reached, at which point it allows current to flow at a particular voltage level. A zener diode can therefore be used as a voltage regulator, maintaining the voltage across it at the breakdown voltage. Zener diodes are used to maintain a particular voltage in an electronic unit.

           Transient Suppressors. Transient suppressors operate as higher-power zener diodes just as rectifiers operate as higher-power diodes.

           Schottky Diodes. Schottky diodes operate in much the same ways as silicon and germanium diodes, but they are manufactured with metal as well as semiconducting materials. A Schottky diode provides a low voltage drop like that of a germanium diode but also switches very rapidly.

           Germanium Diodes. Diodes can be made from several semiconducting materials. Silicon is the most common, but germanium has several advantages in some applications. A germanium diode functions similarly to a silicon diode, but it has a lower voltage drop across it in operation.

Markets

           Due to the broad applications of discrete semiconductor devices, any industry manufacturing electronic systems is a potential user of BKC products. The Company generally sells its products in two main markets: the military/aerospace and the commercial/industrial markets.

           High-Reliability Military/Aerospace Product Market. BKC has established itself as a high reliability manufacturer of discrete semiconductor devices to military specifications. Sales of products built to military specifications are made primarily in the U.S. These sales represented approximately 50% of total revenues of the Company in fiscal year 1996. The Company does business with a number of suppliers of conventional military products, including Motorola, Honeywell, Magnavox, Rockwell, Texas Instruments, Boeing, Raytheon and Hughes.

           Despite anticipated reductions in many areas of the US.
military budget, BKC believes that the demand for its products, built to military specifications, for use in satellite communications, civil aviation and space applications will remain strong. The Company believes that there is significant market share growth opportunities considering the ever increasing supplier base. This is coupled with BKC's broad line of product and reputation for excellent service and high quality.

           Commercial/Industrial Product Market. The market for BKC's commercial/ industrial products includes such applications as consumer products, automotive electronic systems, computers, telecommunications and industrial production. Sales of commercial/ industrial products represented approximately 50% of the Company's sales in fiscal year 1996.

           The commercial market is a very price competitive arena for discrete semiconductors with many high volume suppliers. As such, BKC's strategy for this market includes a combination of specialized and sourced products to attack profitable niche opportunities.

Customers

           The Company's business strategy includes working closely with a limited customer base to develop partnership programs and products designed to meet customers' ongoing needs. The Company has franchise agreements with several major components distributors, including Zeus/Arrow, Hamilton/Hallmark and Future Electronics. The Company also has several major end users as customers, including GM Delco, Hughes, Motorola, Lucent, Ericsson and Alcatel. Of these only one customer represents approximately 10% of the Company's sales. While the loss of any one of these key customers would be significant, the Company is not dependent on any one or two customers.

Competition

           In general, the discrete semiconductor industry is very competitive and characterized by continual technological change and product obsolescence, periodic shortages of materials, variations in manufacturing yields and efficiencies and significant foreign competition. The Company has a number of major competitors in the discrete semiconductor components commercial/industrial market. Many of the Company's current and prospective competitors are larger, offer broader product lines and have substantially greater technical, financial, marketing, manufacturing, and other resources than the Company. In spite of these conditions, BKC sees significant growth opportunities through focusing on its core competencies of high quality/reliability, niche market capitalization and customer service excellence.

Sales and Distribution

           The Company's products are sold by independent sales representatives as well as the premier distributors, such as Zeus/Arrow, Hamilton/Hallmark, and Future Electronics.

           BKC's products are sold in North America, the Far East, Israel, Canada, Western Europe and elsewhere. The Company's sales force covers North America, Europe and the Far East, working with its 31 independent sales representatives. In 1996 approximately 38% of sales were made through distributors.

Manufacturing

           All of BKC's manufacturing operations are conducted at its facility in Lawrence, Massachusetts. BKC's manufacturing process comprises six operations: wafer fabrication, assembly, testing, military processing, finishing operations, and quality assurance.

           Wafer Fabrication -- Silicon Products. BKC purchases silicon wafers with an epitaxial layer already applied. Each line of diodes and rectifiers as well as each zener of a particular voltage has its own specific requirements as to silicon substrate and epitaxial resistivities. Each silicon wafer is processed through a multitude of steps, producing a die lot. Once the die lot is completed, samples are evaluated and tested in order to determine yield information and establish a reliability confidence level. If a die lot meets BKC standards, it is approved for assembly.

           Wafer Fabrication -- Germanium Diodes. BKC purchases raw germanium material then recasts it into a workable mold. This mold is then drawn into a germanium ingot using radio frequency energy while doping the impurities necessary to produce the desired resistivity. Different resistivities are required for each line of specifications being targeted. Once obtained, the ingot is sliced into wafers, which are processed through multiple steps in order to produce a die lot. The die lot is then tested and approved in the manner described above.

           Assembly and Testing. The Company assembles its products into hermetically sealed protective packages. The Company uses an automated assembly line which is intended to reduce packaging time and improve quality. The test area, which is equipped to process all BKC part types, tests the electrical characteristics of each part and sorts each part by electrical specification.

           Military Processing. Parts designed to meet military, high reliability specifications are specially processed in the reliability department. This processing is conducted to remove infant-mortality type failures which cannot be detected by standard electrical testing and is designed for customers needing products with above-average reliability.

           Finishing. Finishing operations include electroplating a solderable finish on the device leads, marking the part with the specific part number, polarity band and BKC logo, and packaging the parts for shipment.

           Quality Assurance. The function of BKC's Quality Assurance group is to measure the quality level at which manufacturing is operating. The quality level is monitored by using a Statistical Process Control system located at strategic points throughout the manufacturing process, commencing in the wafer fabrication area and ending with a quality monitor just prior to shipping.

Backlog

           The backlog of unfilled orders totaled $3,185,000, as of September 30, 1996, as compared to approximately $4,173,000 as of September 30, 1995. The main cause of the lower backlog level at the end of fiscal year 1996 was the reduction of the buy-resale product lines related to the personal computer industry. Orders counted in the backlog may be postponed or canceled by the customer at any time subject to the terms of the purchase order. Therefore, the backlog level is not necessarily indicative of future operating results. The Company expects to fill all orders of its current backlog during the 1997 fiscal year.

Patents and Proprietary Rights

           The Company has a number of proprietary processes and techniques; however, the Company does not own any patents on any of its technologies or processes nor are any pending. The Company attempts to restrict access to its proprietary technologies and processes by requiring that its salaried employees sign non-disclosure agreements as a condition of employment and by restricting customer and visitor access to proprietary technology and information of the Company. There can be no assurance that the Company will be successful in its efforts to protect its proprietary technologies or processes. In addition, the laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in such products to the same extent as do the laws of the U.S.

Research and Development

           BKC believes that its future is significantly dependent on its ability to develop and introduce new products for its targeted markets in a timely manner. Based upon information furnished by the Sales organization, as well as demand from key customers, R&D efforts will continue in areas that will broaden wafer fab capability and expand package types that the Company can utilize to service the market.

Raw Materials

           The principal raw materials used by the Company include germanium and silicon. Each of these items is currently available from several sources at the quality level and in the quantities that the Company requires. Strong industry demand has often extended the lead time for production of its products. In the past, extended lead times for raw materials have tended to be industry-wide, affecting the Company's competitors as well as the Company. The Company also relies on third parties for the manufacture of certain assemblies which are incorporated into certain of the Company's products, such as wafers for silicon switching diodes, zeners and rectifiers. The loss of any critical supply or supplier could have a material effect on the performance of the Company.

Employees

           As of September 30, 1996, the Company had 108 full-time employees, 92 of whom were engaged in manufacturing (including test development, quality and materials functions), and 3 in product development, 5 in sales, and 8 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage.

Environmental Matters

           The Company is a potentially responsible party in connection with the contamination of soil and groundwater on the Company's leased manufacturing site in Lawrence. The Company, as tenant, might be considered an "operator" and therefore strictly liable for cleanup costs or liable for damages to third parties, unless it can establish certain defenses. The Company believes that its use, storage and disposal of material are carefully controlled and do not result and have not in the past resulted in a release thereof. New England Environmental Technologies Corporation ("NEET") has conducted preliminary site investigations and has advised the Company that, although one of the contaminants found is used in the Company's operations, the Company is not a likely source of the contamination and that the contamination most likely results from historical improper disposal of chlorinated solvents on the site and upgradient of the site predating the Company's occupancy of the property.

           If the Company were required to pay cleanup costs, applicable hazardous waste laws allow the Company to seek contribution from other parties who caused the contamination or are also subject to strict liability (i.e., current and former owners and operators). The current owner and the prior lessee have agreed to hold harmless the Company with respect to any contamination that may have occurred prior to October 16, 1985.

           Although the outcome of this matter and the cost, if any, to the Company cannot be reasonably estimated at this time, management does not believe that the cost, if any, to the Company will have a material adverse effect on the financial position of the Company.

           Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in BKC's manufacturing process. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that costs of continuing compliance will not, except as described herein, be material to the Company's financial condition.

           The Company believes that it has insurance coverage in amounts and scope which are adequate and customary for its industry. The Company's policies contain exclusionary provisions attempting to limit the insurer's responsibility for damages, if any, arising from certain events, including those arising from pollution or contamination of the environment. Whether these limitations would ultimately preclude recovery by the Company of damages arising from these types of losses would likely be the subject of a dispute between the Company and its insurers at or after the time at which such liability arises.

ITEM 2.    PROPERTIES

           The Company's executive offices and manufacturing facilities are located in Lawrence, Massachusetts, and consist of one building containing approximately 160,000 gross square feet. The building is occupied by the Company pursuant to a lease expiring in October, 2000. Approximately 100,000 square feet of the building are occupied by the Company, 45,000 square feet are sub-leased by the Company to third parties, 15,000 square feet are common area. The Company believes its currently leased facilities are adequate for all its reasonably foreseeable requirements.

ITEM 3.    LEGAL PROCEEDINGS

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fourth quarter of fiscal 1996, no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           The Company's Common Stock is traded on the NASDAQ National
Market System under the symbol BKCS. The following table sets forth for the periods indicated the high and low bid quotations of the common stock as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                               1994                1995               1996
                       High Bid  Low Bid   High Bid  Low Bid  High Bid  Low Bid
Fiscal Quarter                                                                                                Bid

First quarter            7.25      5.62      4.00      2.00     3.75     1.88

Second quarter           6.25      4.25      3.37      1.75     4.00     1.75

Third quarter            5.25      3.75      2.75      1.75     4.75     1.75

Fourth quarter           4.25      3.75      7.50      2.25     3.75     2.25

           On September 30, 1996, the last reported bid price for the Common Stock on the NASDAQ market was $3 1/2, per share.

           As of September 30, 1996, the Company estimated that there are approximately 700 record holders of the Company's Common Stock.

           The Company has not paid any cash dividends on its Common
Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           (in thousands, except per share data)

           The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.


STATEMENT OF CONSOLIDATED INCOME (LOSS) DATA:

                                                          FISCAL YEARS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------
                                               1996         1995        1994          1993         1992

Revenue                                       $9,797      $11,277     $11,384        $9,775       $8,361

Gross profit                                   1,947        1,278       2,005         2,915        2,607

Income (loss) from operations                     96       (1,530)       (533)          700          977

Net income (loss)                                 34       (1,207)       (475)          353          407

Net income (loss) per share                      .03         (.97)       (.38)          .28          .28

Weighted average shares outstanding            1,273        1,244       1,247         1,248          785


CONSOLIDATED BALANCE SHEET DATA:

                                                                     AT SEPTEMBER 30,
                                           ----------------------------------------------------------------
                                               1996         1995         1994         1993         1992 (1)

Working capital                               $2,015       $1,744       $3,100       $3,232       $3,379

Total assets                                   6,429        7,824        8,351        7,761        6,468

Short-term debt                                1,805        2,967        2,144        1,556          211

Long-term debt and non-current capital lease
    obligations                                  581          915        1,219          591          396

Stockholders' equity                           2,969        2,852        4,062        4,558        4,385


1 On August 27, 1992, the Company completed its initial public offering of 500,000 shares of its common stock. In connection therewith, the redemption rights on certain common stock were canceled and/or expired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operation

           1996 compared to 1995. Revenues for 1996 fiscal year were $9,796,858 versus $11,277,350 for fiscal year 1995. A major element attributing to the lower revenue for fiscal year 1996 was a decrease in the level of product resale revenue which is derived from resale of components manufactured for BKC from an off-shore vendor. During fiscal year 1996 the total revenue from components resale was $1,115,000 versus $2,166,000 during fiscal year 1995. This drop of $1,051,000 in such revenue during fiscal year 1996 is related to the sensitivity of the computer industry's inventory levels and model design changes. BKC's core product line which is 100% manufactured at its Lawrence site, saw a slight decline in fiscal year 1996 versus fiscal year 1995 resulting from BKC actions regarding increased pricing and product pruning.

           Net Income for the year was $34,156, or $.03 per share, versus a net loss of ($1,207,469), or ($.97) per share, for fiscal year 1995. Included in the net income figure for the year was a gain on disposal of property and equipment of $208,815. The additional improvement in net income versus the prior year was due to increased pricing and resultant margins, plus positive results from cost reductions and reduced spending actions throughout the Company.

           Gross Profits for fiscal year 1996 were $1,947,406, or 20% of sales, versus $1,277,972, or 11% of sales in fiscal year 1995. This improvement was a result of management instituted initiatives involving increased prices, manufacturing cost reductions and decreasing the manufacturing spending levels.

           Operating Expenses for the year were $1,851,051, versus
$2,808,197 for fiscal year 1995, which in fiscal year 1995 included a write down of assets in the amount of $574,873 due to the Company's decision to exit the photo detector business. Selling expenses for the current fiscal year were $898,714, versus $1,286,202 for fiscal year 1995. The improvement in selling expenses was due to the elimination of selling expenses related to the photo detector business and reduction in the general expenses and spending related to the selling activity.

           General and Administrative Expenses were $740,512 for the fiscal year compared to $785,415 for fiscal year 1995. The reduction in spending was a result of the company-wide focus on cost reduction and profit improvement objectives.

           Research and Development Expenses (R&D) were $211,825 versus $161,707 for the prior fiscal year. This increase in spending was a planned action to invest in new product development such as the square ended melf product line which had its production launch during the first quarter of fiscal year 1997. The increased spending reflects management's commitment to new product development as the Company returns to profitability.

           The major risks the Company faces include the availability of silicon wafers, which is a total industry problem, other raw materials, and the speed and effectiveness in accomplishing performance improvement initiatives planned for fiscal year 1997.

           As discussed above, fiscal year 1996, in total, had overall positive net income. The first through third quarter of fiscal year 1996 had positive performance, while quarter four had both a decrease in revenue compared to prior quarters, negative operating profits, and negative net income. The issues with the fourth quarter were a major decrease in resale product revenue, and a softening in demand from BKC's distributors and some key OEM customers. In addition, during the fourth quarter of fiscal year 1996 certain adjustments were made to recognize the return of products by some BKC distributors and product/customer account issues. Looking ahead, there is continued concern regarding market demand as we enter the new year. Meeting business plan shipping and manufacturing levels will be a critical factor in reaching the Company's fiscal year 1997 goals.

           1995 compared to 1994. Revenues for 1995 fiscal year were $11,277,000 versus $11,384,000 for 1994, indicating no growth for the Company as there had been in past years. Impacting revenues for 1995 was the DESC (Defense Electronics Supply Center) hold shipment during the first quarter, which had an estimated $400,000 negative effect on shipments. The hold shipment order was issued pursuant to a DESC audit of the BKC facility during October 1994. The auditors determined that certain military product lines were marginally out of conformance to military specifications and had to be re-tested. It is estimated that the Company re-tested over three million parts including 600,000 that were in the field.

           Net Loss for the year was $(1,207,000), or $(.97) per share, versus a net loss of $(475,000), or $(.38) per share for fiscal year 1994. There were several factors which caused the poor performance for 1995. First, the DESC hold shipment in the first quarter fiscal year 1995 cost the Company approximately $400,000 in revenues and an estimated $197,000 in net income or $.16 per share. Second, the Board decided to close the Photo Detector operation and write down the assets. This write-down cost the Company $376,000 in net income or $.30 per share. Third, the management completed an extensive study of commercial inventories and determined that an after-tax reduction in value of $364,000 or $.29 per share was necessary. The total of these three items reduced net income by $937,000 or $.75 per share.

           During the fourth quarter 1995, the management instituted a number of initiatives affecting the future operation of the Company. Included in these initiatives were strategy changes, management reorganization, price increases, product pruning, headcount reductions, and a manufacturing focus on cycle time improvements and on-time delivery. Excluding the commercial inventory write-down, the Company was able to achieve better than break-even income from operations during the quarter on sales of $2,950,000.

           Gross Profits for 1995 were $1,278,000, or 11.3% of sales versus $2,005,000 or 17.6% of sales for 1994. Fiscal year 1995 gross profits were adversely affected by three events: (1) the DESC hold shipment in the first quarter which had an estimated $328,000 impact on gross profits, (2) the losses on the Photo Detector line in the first and second quarters had a $96,000 impact, and (3) the inventory write-down in the fourth quarter impacted gross profits an additional $552,000. Excluding these three events, gross profits for 1995 would have increased to approximately $2,254,000 or 20.0% of sales.

           Operating Expenses for the year, excluding the write down of the Photo Detector assets of $574,873, were down by 12% or $304,745, to $2,233,324 from $2,538,069 in 1994. Selling expenses were flat year-to-year as 1995 expenses were $1,286,000 or 11.4% of sales versus 1994 expenses of $1,287,000 or 11.3% of sales. Management targeted reductions in selling expenses during the fourth quarter of 1995 fiscal year and were able to reduce the spending levels to $286,000, or 9.7% of sales, for the quarter.

           General and Administrative Expenses were $785,000 or 7.0% of sales for 1995 as compared to $1,089,000 or 9.6% of sales for 1994. The lower cost of G&A for 1995 can be attributed to the phase out of Photo Detectors and Souza Semiconductor subsidiaries, headcount reductions, and lower discretionary spending.

           Product Development Expenses (R&D) were also flat year-to-year as 1995 spending totaled $162,000 or 1.4% of sales, as did 1994 spending.

           Liquidity and Capital Resources.   The Company's ability to meet its
short term commitments are reflected by its working capital ratios.

    WORKING CAPITAL:
    (Data in $000's except ratios)         1994          1995          1996
                                           ----          ----          ----

    Beginning of Year                     $3,232        $3,100       $1,744

    End of Year                            3,100         1,744        2,015

    Increase/(decrease) in W.C.             (132)       (1,356)         271

    W.C. Ratio                               2.0           1.4          1.7

           The Company generated a $1,193,000 positive cash flow from operations during 1996 versus a positive cash flow of $34,000 for the same period in 1995. In addition to lower fiscal spending and improved collections, the Company received a $204,000 income tax refund which helped operating cash flow.

           Cash flows were also increased through investing activities by an additional $281,000. The Company sale of property located at 85 Broadway, Lawrence, MA, and other equipment generated proceeds of $426,000 which were partially offset by $145,000 of property and equipment purchases.

           The Company used its total positive cash flows of $1,474,000 to pay down its credit line by $849,000 and make principal payments on its long term debt of $704,000.

           As of September 30, 1996, the Company has a revolving credit line with Eastern Bank for $2,500,000 collateralized by accounts receivable and inventories. The balance used on the line is $1,430,839. The line of credit agreement contains certain restrictive covenants which the Company has complied with or the bank has waived.

           The Company had long term debt, including the amount due within one year, of $955,000 as of fiscal year end 1996. This debt is secured by all the assets of the Company. Refer to Notes 5 and 6 within the consolidated financial statements for details. In September 1996, the Company closed on new long term financing of $1,100,000 which replaced all prior existing long term debt and will provide additional operating capital of $145,000 along with a $16,000 reduction in monthly payments. This term loan is secured by all the assets of the firm along with a $450,000 loan guarantee from HUD. The loan agreement contains restrictive covenants which require, among other things, the maintenance of certain financial ratios. There is no certainty the Company's future performance will result in compliance with the covenant requirements.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Financial statements and schedules together with the auditors reports thereon are referenced in Part IV and are attached hereto.


ITEM 9.    DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

           None

ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

           The executive officers and directors of the Company and their ages as of September 30, 1996, are as follows:

    Name                       Age     Positions Held with Company

    Albert A. Magdall           61     Chairman, Director
    James R. Shiring            55     President, CEO, Director
    John L. Campbell            62     Strategic Marketing and Distribution,
                                          Clerk, Director
    William J. Kady             56     Vice President of  Quality, Director
    Gerald T. Billadeau         54     Director
    W. Randle Mitchell, Jr.     62     Director
    Thomas M. Cunneen           36     Vice President Marketing and Sales
    Bryan A. Schmidt            44     Controller, Treasurer

           Messrs. Billadeau, Kady and Campbell founded the Company in 1985. Mr. Billadeau served as the Company's President and Chief Executive Officer from 1985 through July of 1995.

           Mr. Magdall was elected to the Board of Directors in November of 1994, elected Chairman of the Board in May of 1995, and served as interim President, Chief Executive Officer until a new President was hired by the Company on March 19, 1996 at which time Mr. Magdall resumed his role as an independent Director and Chairman of the Board. Mr. Magdall has a long record of successful management in product development and manufacturing with IBM and managing four European sales and service companies as a Senior Vice President and Corporate Officer at Genicom Corporation.

           Mr. Shiring joined BKC as its President and Chief Executive
Officer on March 19, 1996. Mr. Shiring had been Managing Director of Clare Europe, a unit of CP Clare, a worldwide manufacturer of electronic components, and prior to that Chief Operating Officer of the parent company of CP Clare. Mr. Shiring's professional background covers 33 years of progressive global experience in the electronics industry with the focus on semiconductor components. His prior professional experience has been with Westinghouse, Varian, Semicon, Teledyne, and Theta-J Corporation, the forerunner to CP Clare Corporation for the past thirteen years.

           Prior to the founding of BKC, Mr. Billadeau served as Vice
President and Controller of the ITT Semiconductors Division of ITT from 1980 to 1985. From 1973 to 1980, Mr. Billadeau served as Assistant Controller and Financial Manager of a subsidiary of ITT. Mr. Billadeau left BKC June 1995 to pursue other interests. He remains a Director of the Company.

           Mr. Kady served in various capacities in the ITT Semiconductors Division of ITT, primarily in the areas of engineering, quality and reliability, with the exception of the period from 1970 to 1979, during which time Mr. Kady owned and managed an automobile dealership.

           From 1963 to 1985, Mr. Campbell held a number of sales and marketing positions in the ITT Semiconductors Division of ITT, lastly as Eastern Regional Sales Manager.

           Mr. Mitchell was elected to the Board of Directors of the Company on December 16, 1994. He joined Amoskeag Company (a company involved in the home furnishing textile business) in 1979 as VP, Treasurer and CFO and most recently served as President and CEO, a position he left in 1994 following the sale of Amoskeag to Fieldcrest Cannon, Inc. He was Executive VP and CFO of Fieldcrest Cannon from 1985 to 1990, Amoskeag's former 80% controlled subsidiary. He also served as the Senior VP and CFO of Wellington Management Company in Boston and held various financial management positions with the Merck Sharp & Dohme International Division of Merck & Co.

           Mr. Thomas M. Cunneen joined BKC as its Vice President of
Sales and Marketing on May 14, 1996. Prior to joining BKC, Mr. Cunneen had been Vice President, Field Operations of CP Clare, a worldwide manufacturer of electronic components. Mr. Cunneen's professional background covers fourteen years of progressive global experience in the electronics industry with the focus on semiconductor components. His prior professional experience has been with Sprague, Sigma Instruments and Theta-J Corporation, the forerunner to CP Clare Corporation for the past ten years.

           Mr. Bryan A. Schmidt joined BKC as its Controller on June 24,
1996 and was subsequently elected treasurer at the BKC Board Meeting of July 23, 1996. Mr. Schmidt's professional training includes degrees of BS and MBA in Finance from Northeastern University and progressive financial management experience within manufacturing concerns for the last twenty years. Prior to joining BKC, Mr. Schmidt was Controller and CFO for Gare, Inc., a manufacturer of products for the ceramics industry.

           All directors hold office until the next annual meeting of stockholders and until their successors have been elected. The officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company. There are no family relationships among any of the directors and executive officers of the Company.

           The Company's outside directors, Mr. W. R. Mitchell, Jr., along with Mr. A. A. Magdall, Chairman, will serve on the Audit and Compensation
Committees.

           Certain information regarding reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and beneficial owners of 10% or more of the Company's Common Stock is contained in the Proxy Statement and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

           The information required with respect to executive compensation of the Company is incorporated herein by reference to "Executive Officer Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item with respect to security ownership and management and certain beneficial owners of the Company is incorporated by reference to the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" contained in the Proxy Statement and is incorporated herein by reference.

           The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The Company also knows of no agreements among its shareholders which relate to voting or investment power of its shares of Common Stock.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  Documents filed as part of this report:

     (1)  Financial Statements:                                        Page

          Index to Consolidated Financial Statements and                20
            Schedules

          Report of Independent Certified Public                        21
            Accountants

          Consolidated Balance Sheet, September 30, 1996                22
            and 1995

          Statement of Consolidated Income (Loss) for the               23
            years ended September 30, 1996, 1995 and 1994

          Statement of Consolidated Stockholders' Equity                24
            for the years ended September 30, 1996, 1995
            and 1994

          Statement of Consolidated Cash Flows for the                  25
            years ended September 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements,                   26
            September 30, 1996, 1995 and 1994

     (2) Schedules for the years ended September 30, 1996, 1995 and 1994:

          II - Valuation and Qualifying Accounts                        38

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.


     (3)  Exhibits:

     The following exhibits are filed herewith:

     Exhibit
     No.                           Title

       *1.3  - Agreement among Registrant, Arthur W. Wood
                 Company, Inc. and McGinn, Smith & Co.
      **1.4  - Warrant Agreement between Registrant and Arthur
                 W. Wood Company, Inc.
      **3.2  - Restated Articles of Organization of the
                 Registrant
      **3.4  - Amended and Restated By-Laws of the Registrant
       *4.3  - Specimen share certificate.
      *10.3  - Registrant's Savings Plan dated September 20,
                 1991.
    **10.28 - Agreement dated March 25, 1992 between
               Registrant and Arthur W. Wood Company, Inc.

     Exhibit
     No.                           Title

      10.39  - Financing with Eastern Bank, filed as an exhibit
                 to the Company's Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.
      10.40  - BKC/Eastern Bank/City of Lawrence - HUD
                 Financing Agreement dated November 25, 1996
       27.1  - Financial data schedule
    ***99.1  - Registrant's 1994 Stock Option Plan
    ***99.2  - Registrant's 1994 Non-Employee Director Stock
                 Option Plan


   * Incorporated by reference to the same exhibit number to the Registration Statement on Form S-18 filed with the Commission on June 22, 1992.

  ** Incorporated by reference to the same exhibit number of Amendment No. 1 to the Registration Statement on Form S-18 filed with the Commission on August 4, 1992.

 *** Incorporated by references to the same exhibit number of the Registration Statement on Form S-8 filed with the Commission on May 29, 1995.

(b)  Reports on Form 8-K:

         None

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BKC Semiconductors Incorporated


Date:                             /s/ James R. Shiring
                                  --------------------------------------------
                                  By:  James R. Shiring, President and Chief
                                       Executive Officer, Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 26, 1996          /s/ James R. Shiring
                                  --------------------------------------------
                                  James R. Shiring, President and Chief
                                  Executive Officer, Director


Date:  December 26, 1996          /s/ Bryan A. Schmidt
                                  --------------------------------------------
                                  Bryan A. Schmidt, Controller, Treasurer



Date:  December 26, 1996          /s/ John L. Campbell
                                  --------------------------------------------
                                  John L. Campbell, Strategic Marketing and
                                  Distribution, Clerk, Director


Date:  December 26, 1996          /s/ William J. Kady
                                  --------------------------------------------
                                  William J. Kady, Vice President Quality,
                                  Director



                                  --------------------------------------------
                                  Albert A. Magdall, Chairman, Director



                                  --------------------------------------------
                                  W. Randle Mitchell, Jr., Director



                                  --------------------------------------------
                                  Gerald T. Billadeau, Director

                         BKC SEMICONDUCTORS INCORPORATED

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page

Financial Statements:

  Report of Independent Certified Public Accountants                    21

  Consolidated Balance Sheet, September 30, 1996 and 1995               22

  Statement of Consolidated Income (Loss) for the years                 23
    ended September 30, 1996, 1995 and 1994

  Statement of Consolidated Stockholders' Equity for the                24
    years ended September 30, 1996, 1995 and 1994

  Statement of Consolidated Cash Flows for the years                    25
    ended September 30, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements, September                 26
    30, 1996, 1995 and 1994

Schedules for the years ended September 30, 1996, 1995 and 1994:

  II - Valuation and Qualifying Accounts                                38

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BKC Semiconductors Incorporated

           We have audited the accompanying consolidated balance sheet of BKC Semiconductors Incorporated and subsidiaries as of September 30, 1996 and 1995, and the consolidated statements of income (loss), stockholders' equity and cash flows for the years ended September 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BKC Semiconductors Incorporated and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

           Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audits, such financial schedules present fairly the information required to be set forth therein.


                                               /s/ Sullivan Bille, P.C.
                                               SULLIVAN BILLE, P.C.



Boston, Massachusetts
November 11, 1996 (except for Notes 5 and 6
   for which the date is November 25, 1996)

                         BKC SEMICONDUCTORS INCORPORATED

             CONSOLIDATED BALANCE SHEET, SEPTEMBER 30, 1996 AND 1995

                                                    1996               1995
                                      ASSETS
CURRENT ASSETS:
  Cash                                           $    5,921        $   28,340
  Accounts and notes receivable - trade (less
    allowance for doubtful accounts: 1996,
    $11,694; 1995, $20,000)                       1,274,927         1,899,748
  Refundable income taxes                                             215,255
  Inventories                                     3,119,741         3,038,082
  Prepaid expenses                                   33,577            54,357
  Deferred income taxes                             460,000           491,400
                                                 ----------        ----------

              Total current assets                4,894,166         5,727,182

PROPERTY AND EQUIPMENT - Net                      1,426,439         1,996,220

OTHER ASSETS                                        107,908           100,939
                                                 ----------        ----------

              TOTAL                              $6,428,513        $7,824,341
                                                 ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                            $1,430,839        $2,279,647
  Accounts payable                                1,019,836           894,853
  Accrued liabilities                                54,481           120,998
  Current maturities of long-term debt              374,070           687,671
                                                 ----------        ----------

              Total current liabilities           2,879,226         3,983,169
                                                 ----------        ----------

LONG-TERM DEBT - Net of current maturities          580,610           915,251
                                                 ----------        ----------

DEFERRED INCOME TAXES                                                  73,900
                                                 ----------        ----------


STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A - 6%,
    authorized, 5,000 shares of no par value;
    issued 2,940 shares                             242,078           242,078
  Common stock - authorized, 2,000,000 shares
    of no par value; issued, 1996, 1,295,311
    shares; 1995, 1,262,311 shares                3,916,721         3,834,221
  Deficit                                          (834,503)         (868,659)
                                                 ----------        ----------

              Total                               3,324,296         3,207,640

  Less cost of shares held in treasury:
    Convertible preferred stock, 2,940 shares       235,200           235,200
    Common stock, 18,900 shares                     120,419           120,419
                                                 ----------        ----------

              Stockholders' equity - net          2,968,677         2,852,021
                                                 ----------        ----------

              TOTAL                              $6,428,513        $7,824,341
                                                 ==========        ==========


                 See notes to consolidated financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                          1996            1995             1994

REVENUE                                $9,796,858      $11,277,350      $11,383,732

COST OF REVENUE                         7,849,452        9,999,378        9,378,271
                                       ----------      -----------      -----------

GROSS PROFIT                            1,947,406        1,277,972        2,005,461
                                       ----------      -----------      -----------

OPERATING EXPENSES:
  Selling                                 898,714        1,286,202        1,287,418
  General and administrative              740,512          785,415        1,088,629
  Research and development                211,825          161,707          162,022
  Write down of assets of Photo
    Detector division                                      574,873
                                       ----------      -----------      -----------

    Total operating expenses            1,851,051        2,808,197        2,538,069
                                       ----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS              96,355       (1,530,225)        (532,608)
                                       ----------      -----------      -----------

OTHER (INCOME) EXPENSE:
  Interest expense                        293,262          311,727          236,470
  Gain on disposal of property and
    equipment                            (208,815)
                                       ----------      -----------      -----------

     Other expense - net                   84,447          311,727          236,470
                                       ----------      -----------      -----------

INCOME (LOSS) BEFORE CREDIT FOR
  INCOME TAXES                             11,908       (1,841,952)        (769,078)

CREDIT FOR INCOME TAXES                   (22,248)        (634,483)        (293,825)
                                       ----------      -----------      -----------

NET INCOME (LOSS)                      $   34,156      $(1,207,469)     $  (475,253)
                                       ==========      ===========      ===========

NET INCOME (LOSS) PER SHARE                $.03            $(.97)           $(.38)
                                           ====            =====            =====


                 See notes to consolidated financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                      CONVERTIBLE
                                          CONVERTIBLE                    RETAINED     PREFERRED       COMMON
                                           PREFERRED        COMMON       EARNINGS     STOCK HELD      STOCK HELD    STOCKHOLDERS'
                                             STOCK          STOCK        DEFICIT)     IN TREASURY     IN TREASURY   EQUITY - NET

BALANCE AT SEPTEMBER 30, 1993               $242,078      $3,834,221    $ 814,063     $(235,200)      $ (97,535)     $4,557,627

PURCHASE OF 4,000 SHARES OF
  COMMON STOCK FOR THE
  TREASURY                                                                                              (20,580)        (20,580)

NET LOSS FOR THE YEAR                                                    (475,253)                                     (475,253)
                                            --------       ---------     --------      ---------       ---------     ----------

BALANCE AT SEPTEMBER 30, 1994                242,078       3,834,221      338,810      (235,200)        118,115)      4,061,794

PURCHASE OF 1,000 SHARES OF
  COMMON STOCK FOR THE
  TREASURY                                                                                               (2,304)         (2,304)

NET LOSS FOR THE YEAR                                                  (1,207,469)                                   (1,207,469)
                                            --------       ---------    ---------      ---------       ---------      ----------

BALANCE AT SEPTEMBER 30, 1995                242,078       3,834,221     (868,659)     (235,200)       (120,419)      2,852,021

ISSUANCE OF 33,000 SHARES OF
  COMMON STOCK                                                82,500                                                     82,500

NET INCOME FOR THE YEAR                                                    34,156                                        34,156
                                            --------       ---------    ---------      --------        ---------      ---------

BALANCE AT SEPTEMBER 30, 1996               $242,078      $3,916,721   $ (834,503)    $(235,200)      $(120,419)     $2,968,677
                                            ========       =========      =======       =======         =======       =========



                See notes to consolidated financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                      STATEMENT OF CONSOLIDATED CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                  1996            1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and
    tenants                                   $10,413,935      $10,990,248      $11,248,193
  Cash paid to suppliers and employees         (9,123,310)     (11,047,999)     (11,219,829)
  Interest paid                                  (293,262)        (311,727)        (236,470)
  Income taxes paid                                (8,030)         (32,800)        (194,569)
  Income tax refunds received                     204,003          436,627           64,850
                                              -----------      -----------      -----------

              Net cash provided by (used in)
                operating activities            1,193,336           34,349         (337,825)
                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment            (145,049)        (268,196)        (892,572)
  Proceeds from disposal of property and
    equipment                                     426,344
                                              -----------      -----------      -----------

              Net cash provided by (used in)
                investing activities              281,295         (268,196)        (892,572)
                                              -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line-
    of-credit agreements                         (848,808)         647,596          375,022
  Proceeds from issuance of long-term
    debt                                           55,819           26,864        2,652,539
  Principal payments on long-term debt           (704,061)        (462,065)      (1,811,568)
  Purchase of stock for the treasury                                (2,304)         (20,580)
                                              -----------      -----------       ----------

              Net cash provided by (used in)
                financing activities           (1,497,050)         210,091        1,195,413
                                              -----------      -----------      -----------

NET DECREASE IN CASH                              (22,419)         (23,756)         (34,984)

CASH AT BEGINNING OF YEAR                          28,340           52,096           87,080
                                              -----------      -----------      -----------

CASH AT END OF YEAR                           $     5,921      $    28,340      $    52,096
                                              ===========      ===========      ===========


                 See notes to consolidated financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996, 1995 AND 1994


1.  OPERATIONS

          BKC Semiconductors Incorporated (the Company), and its subsidiaries,
            Souza Semiconductors, Inc. (Souza), BKC Photo Detector Division, Inc. (Photo Detector), which was organized in December 1992, and Clearwater Enterprises of Massachusetts, Inc. (Clearwater), which was organized in October 1993, design, manufacture and market discrete and photo detector semi-conductor devices in the United States and internationally. The Company grants credit to its customers in the industrial, automotive, telecommunications, military and aerospace industries. Approximately 8%, 19% and 16% of revenues during the years ended September 30, 1996, 1995 and 1994, respectively, were from international sales.

          There was one customer which accounted for 10% of revenue for the year ended September 30, 1996. There was no customer accounting for more than 10% of revenue for the year ended September 30, 1995. One customer accounted for 11% of total revenue for the year ended September 30, 1994. No other customers accounted for more than 10% of revenue in each of the years ended September 30, 1996 and 1994.


2.  SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries Souza, Clearwater and Photo Detector. All material intercompany transactions have been eliminated.

          Effective September 30, 1996, Clearwater was liquidated. Effective
            June 30, 1995, Souza was merged into the Company and Photo Detector was liquidated. In connection with Photo Detector's liquidation, the Company recorded a loss of $574,873 in the accompanying statement of consolidated income (loss) from the write down of inventory and property and equipment to its net realizable value.

          Management Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue Recognition

          Revenue from product sales is recorded upon shipment to the customer.

          Inventories

          Inventories are valued at the lower of cost (first-in-first-out method) or market.

          Property and Equipment

          Property and equipment are recorded at cost. Depreciation and amortization are computed principally on the straight-line method for financial accounting purposes, and accelerated methods for tax purposes, over the estimated useful lives of the assets.

          Leasehold improvements are amortized on the straight-line method over their respective lives or the lease terms, whichever is shorter.

          Costs of maintenance and repairs are charged to expense while costs of significant renewals and betterments are capitalized.

          Income Taxes

          Amounts in the consolidated financial statements related to income taxes are calculated using the principles of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance is used to reduce deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

3.  INVENTORIES

          Inventories consisted of the following:

                                                     September 30,
                                                -------------------------

                                              1996                   1995
                                              ----                   ----

              Raw Material                  $ 558,008             $ 360,694
              Work in Process               1,519,481             1,823,009
              Finished Goods                1,042,252               854,379
                                            ---------            ----------
                        Total              $3,119,741            $3,038,082
                                           ==========            ==========

4.  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                     September 30,
                                             ---------------------------
                                                  1996                  1995
                                                  ----                  ----

              Machinery and equipment          $5,268,890            $5,260,174
              Leasehold improvements              233,444               229,137
              Equipment under capital lease       132,000               132,000
              Real estate                                               105,316
              Furniture and office equipment       31,043                25,627
                                               ----------             ---------
                  Total                         5,665,377             5,752,254

              Less accumulated depreciation and
                amortization                    4,238,938             3,756,034
                                               ----------            ----------

              Property and equipment - net     $1,426,439            $1,996,220
                                               ==========            ==========


          The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:

              Class Description                                   Years

              Machinery and equipment                             5 - 10
              Leasehold improvements                                10
              Equipment under capital lease                          5
              Real estate                                         31-1/2
              Furniture and office equipment                      5 - 10


5.  NOTE PAYABLE - BANK

          Note payable - bank of $1,430,839 and $2,279,647 at September 30, 1996 and 1995, respectively, represents borrowings on the Company's $2,500,000 line of credit. Interest is payable monthly at prime plus 1% (1996, 9-1/4%; 1995, 9-3/4%). The line is collateralized by a security interest in substantially all assets of the Company. The loan documents contain certain restrictive covenants which the Company has complied with or the bank has waived. The line-of-credit was renewed by the bank on November 25, 1996.

6.  LONG-TERM DEBT

          Long-term debt consisted of the following:
                                                            September 30,
                                                       -----------------------
                                                         1996          1995
                                                         ----          ----

             Note payable - bank, prime plus 1%
              (9-1/4%), payable in monthly
              instalments of $27,500, commencing in
              December 1996, plus interest, balance
              due March 2000, collateralized by a
              security interest in substantially all
              assets of the Company and a $450,000
              guarantee by the City of Lawrence,
              Massachusetts, the guarantee is reduced
              by $25,000 per month and expires May
              1998, this financing closed on
              November 25, 1996                        $908,839

             Note payable - bank, prime plus 1/2%
              (9-1/4%), payable in monthly
              instalments of $31,667, plus interest,
              to October 1997, collateralized by a
              security interest in substantially all
              assets of the Company, refinanced
              November 25, 1996                                      $849,523

             Note payable - bank, prime plus 1/2%
              (9-1/4%), payable in monthly
              instalments of $12,500, plus interest,
              to May 1998, collateralized by a
              security interest in substantially
              all assets of the Company, refinanced
              November 25, 1996                                       391,134

             Note payable - bank, prime plus 1%
              (9-3/4%), payable in monthly
              instalments, commencing in December
              1995, of $9,584, plus interest through
              December 1998 or date paid in full,
              collateralized by a security interest
              in substantially all assets of the Company,
              refinanced November 25, 1996                            257,375

             Note payable - other, payable in monthly
              instalments of $2,778 to January 1997,
              collateralized by a security interest in
              certain equipment                         11,108         41,666

             Capital lease obligations, 10.7%,
              payable in monthly instalments
              aggregating $2,825, including
              interest, through December 1997,
              collateralized by a security
              interest in certain equipment             34,733         63,224
                                                                                                     --------            ----------

                       Total                           954,680      1,602,922

             Less current maturities                   374,070        687,671
                                                       -------     ----------

             Long-term debt - net                     $580,610     $  915,251
                                                      ========      =========

          The above notes payable - bank contain the same restrictive covenants as the Company's line of credit (Note 5) which the Company has complied with or the bank has waived.

          Principal payments of long-term debt as of September 30, 1996 are due as follows:

                Year Ended
               September 30,                                 Amount

                  1997                                      $374,070
                  1998                                       279,113
                  1999                                       272,640
                  2000                                        28,857
                                                             -------

                                              Total         $954,680

7.  LEASE AGREEMENTS

          The Company leases its manufacturing and office facility in Lawrence, Massachusetts under an eight-year operating lease which expires in October 2000, at an annual rental of $144,000 through October 1997 and $168,000 thereafter. The lease provides for an option to purchase the facility at a base price of $960,000 adjusted by increases in the Consumer Price Index (not to exceed 5% per year). The option expires in October 1999. The future minimum lease payments, under the lease, are as follows:


               Year Ended
               September 30,                                Amount
                1997                                       $144,000
                1998                                        166,000
                1999                                        168,000
                2000                                        168,000
                2001                                         14,000
                                                            -------

                                             Total         $660,000


          The above future minimum lease payments have not been reduced by the total sublease rentals to be received of approximately $239,900 under non-cancelable subleases.

          The amount charged to rent expense was approximately $144,000, for each of the years ended September 30, 1996, 1995 and 1994. The Company received approximately $228,400, $219,000 and $222,000 in sublease rental income for the years ended September 30, 1996, 1995 and 1994, respectively.

          The Company leases certain equipment under operating lease agreements which expire at various dates through December 1999. The future minimum lease payments are as follows:

                    Year Ended
                   September 30,                             Amount

                      1997                                  $ 66,483
                      1998                                    45,560
                      1999                                    11,211

                                        Total               $123,254


8.  INCOME TAXES

          Credit for income taxes consisted of the following:

                                                        September 30,
                                             --------------------------------

                                              1996           1995             1994
                                              ----           ----             ----

              Current:
                Federal                   $ 11,252        $(215,988)      $(258,868)
                State                        9,000           30,205           8,719
              Deferred:
                Federal                    (42,352)        (355,805)         30,044
                State                         (148)         (92,895)        (73,720)
                                           --------       ---------        --------

                 Credit for income taxes -
                   net                    $(22,248)       $(634,483)      $(293,825)
                                          ========         ========        ========

          The differences between the credit for income taxes and income taxes using the U.S. Federal Income Tax Rate of 34% is as follows:


                                                        September 30,
                                             --------------------------------

                                          1996           1995             1994
                                          ----           ----             ----



           Amount computed using the
             above rate                 $ 4,000      $(626,300)       $(261,500)
           State income tax - net of
             federal tax benefit         10,200       (107,375)         (42,900)
           Reduction of deferred tax
             asset due to uncertainty of
             state loss carryforward, net
             of federal tax benefit                     66,000
           Other                        (36,448)        33,192           10,575
                                       --------       --------         --------

               Credit for income taxes -
                 net                   $(22,248)     $(634,483)       $(293,825)
                                       ========      =========        =========

          The Company has available federal net operating loss carryforwards of approximately $1,125,400 expiring through September 2011 and state net operating loss carryforwards of approximately $2,466,000 expiring through September 2001. A deferred tax asset valuation allowance of $100,000 has been recognized to offset the related deferred tax asset due to the uncertainty of realizing a portion of the benefit of the state loss carryforward.

          Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          September 30,
                                                    ---------------------------

                                                        1996             1995
                                                        ----             ----

              Deferred income tax assets:
                Federal and state net operating loss
                  carryforwards                       $616,900        $298,100
                Inventory reserve                       51,700         222,300
                Write down of assets of Photo Detector
                  division                                             142,400
                Other non-deductible accruals            6,900          10,900
                                                       -------         -------

                        Total deferred income tax
                          assets                       675,500         673,700

              Deferred income tax liabilities - tax
                over book depreciation                (115,500)       (156,200)
              Valuation allowance for deferred tax
                assets                                (100,000)       (100,000)
                                                       --------        --------
                             Net deferred income tax
                               asset                  $460,000        $417,500
                                                      ========        ========


          The above deferred income tax assets and liabilities are shown in the accompanying consolidated balance sheet under the following captions:

                                                        September 30,
                                                     --------------------
                                                      1996             1995
                                                      ----             ----

              Current asset                         $460,000          $491,400
              Long-term liability                                      (73,900)
                                                    --------          --------
                    Net deferred income tax asset   $460,000          $417,500
                                                    ========          ========


9.  EMPLOYEE BENEFIT PLAN

          The Company has a deferred compensation plan (the Plan) under Section
            401(k) of the Internal Revenue Code for the benefit of all employees who meet certain requirements. Each participant in the plan may elect to defer or contribute up to 20% of his/her annual compensation on a pre-tax basis to a maximum of $9,500 per year.

          The Company is not required to make any contributions under the Plan and did not make a contribution to the Plan during the years ended September 30, 1996, 1995 and 1994.


10. NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period. Shares reserved for outstanding warrants have been excluded from the net income per share calculation because their effect is antidilutive. The weighted average number of shares outstanding is as follows:

                 Year Ended                                 Number
                September 30,                              of Shares

                  1996                                     1,272,895
                  1995                                     1,243,978
                  1994                                     1,246,767


11. STOCK PURCHASE WARRANTS

          Inconnection with the Company's public offering in August 1992, the Company sold to the underwriter warrants to purchase up to 50,000 shares of common stock at a price per share equal to 140% of the initial per share public offering price of the common stock of $7. The underwriter warrants are exercisable for a period of four years commencing August 21, 1993. No warrants have been exercised as of September 30, 1996.


12. STOCK OPTION PLANS

          During the year ended September 30, 1995, the Company's Board of
            Directors and Stockholders approved the 1994 Stock Option Plan (the
            Plan) covering its officers and employees. The total number of shares of common stock, no par value, for which options may be granted under the Plan cannot exceed 60,000 shares. During the year ended September 30, 1996, the Plan was amended to increase the number of shares for which options may be granted to 235,000 shares.

          Following the statutory requirements of the Internal Revenue Code, the Plan provides that the Board of Directors may establish the purchase price of the stock at the time the option is granted. However, the purchase price may not be less than 100 percent of the fair market value of the Company's common stock. The aggregate fair market value of the stock for which any employee may be granted options in any calendar year shall not exceed $100,000 plus any unused limit carried over (as defined in the Plan) to such year from any prior calendar year. The Plan terminates in 2004, ten years from its effective date.

          No options were granted under the Plan during the year ended September
            30, 1995. During the year ended September 30, 1996, the Company granted options to purchase 212,500 shares of common stock at prices ranging between $2.00 and $3.00 per share. Options granted during the year ended September 30, 1996, vest over a period of two to three years and expire ten years from the date of grant. No options are exercisable as of September 30, 1996. The Plan provides that any outstanding options will become immediately exercisable upon merger or acquisition transaction in which the Company does not survive as a separate entity.

          Also during the year ended September 30, 1995, the Company's Board of Directors and Stockholders approved the 1994 Non-Employee Director Stock Option Plan (the NED Plan). The total number of shares of common stock, no par value, for which options may be granted under the NED Plan cannot exceed 60,000 shares.

          The NED Plan provides that the Board of Directors may select non-employee directors of the Company to whom the options will be granted. Options may be granted on April 1 of each year for each non-employee director for a number of shares of common stock not to exceed $7,500 in market value at the date of grant. The purchase price may not be less than 100 percent of the fair market value of the Company's common stock at the time the option is granted. Options granted under the NED Plan shall expire ten years after the date of grant. The NED Plan terminates in 2004, ten years from its effective date.

          No options were granted under the NED Plan during the year ended
            September 30, 1995. During the year ended September 30, 1996, the Company granted options under the NED Plan to purchase 4,000 shares of common stock at $3.75 per share. Options granted during the year ended September 30, 1996 vest over a two year period and expires ten years from the date of grant or 180 days after a director ceases to be a director. No options are exercisable as of September 30, 1996.

          In October 1995, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company may continue to account for its plans under previous accounting standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have a material impact on the Company's consolidated results of operations or financial position. However, pro forma disclosures of net earnings and earnings per share must be made as if the SFAS No. 123 accounting standards had been adopted. Adoption of SFAS No. 123 is not required by the Company until 1997.


13. CASH FLOW INFORMATION

          The following is a reconciliation of net income (loss) to net cash provided by (used in) operating activities for the years ended September 30, 1996, 1995 and 1994:

                                       1996             1995            1994
                                       ----             ----            ----

  Net income (loss)                  $ 34,156       $(1,207,469)     $(475,253)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
    Non-cash charges (credits) to
      net income (loss):
      Depreciation and amorti-
        zation                        528,061           562,688        592,708
      (Gain) loss on disposal of
        property and equipment       (208,815)                           4,581
      Write down of assets of
        Photo Detector division                         574,873
      Provision for doubtful
        accounts                        7,244            11,410
      Reserve of inventory
        obsolescence                                    551,908
      Deferred income taxes           (42,500)         (448,700)       (43,676)
    Decrease (increase) in other
      assets                          (24,058)          (24,135)        17,148
    Decrease (increase) in
      current assets:
      Accounts receivable             617,577          (287,102)      (135,539)
      Refundable income taxes         215,255           218,044       (379,868)
      Inventories                     (81,659)         (105,639)       185,818
      Prepaid expenses                  9,755            15,857         47,234
    Increase (decrease) in current
      liabilities:
      Accounts payable                122,337           179,397       (165,113)
      Accrued liabilities              15,983            (6,783)        14,135
                                    ---------         ----------      --------

          Net cash provided by
            (used in) operating
            activities             $1,193,336        $   34,349      $(337,825)
                                   ==========        ==========      =========

          The Company incurred the following non-cash investing and financing activities:

            During the years ended September 30, 1996 and 1994, the Company had property and equipment additions of $2,646 and $25,851, respectively, included in accounts payable. In addition, $307,375 of property additions were financed during the year ended September 30, 1995.

            TheCompany issued 33,000 shares of common stock for $82,500 in lieu of compensation during the year ended September 30, 1996.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments:

            Cash

            Thecarrying amount reported in the consolidated balance sheet approximates fair value.

            Short and Long-term debt

            Thecarrying amount of the Company's short-term bank borrowings and floating-rate long-term debt approximates its fair value. The fair value of the Company's fixed rate long-term debt is estimated using discounted cash flow analysis.

          The carrying amounts and fair values of the Company's financial instruments as of September 30, 1996 are as follows:

                                                 Carrying             Fair
                                                  Amount              Value
             Cash                              $    5,921           $   5,921
             Line-of-credit                     1,430,839           1,430,839
             Long-term debt (including current
               maturities                         954,680             954,680


15. CONTINGENCIES

          The Company is a potentially responsible party in connection with the contamination of soil and groundwater on the Company's leased manufacturing site in Lawrence. The Company, as tenant, might be considered an "operator" and therefore strictly liable for cleanup costs or liable for damages to third parties, unless it can establish certain defenses. The Company believes that its use, storage and disposal of materials are carefully controlled and do not result and have not in the past resulted in a release thereof. New England Environmental Technologies

            Corporation ("NEET") has conducted preliminary site investigations and has advised the Company that, although one of the contaminants found is used in the Company's operations, the Company is not a likely source of the contamination and that the contamination most likely results from historical improper disposal of chlorinated solvents on the site and upgradient of the site predating the Company's occupancy of the property.

          If the Company were required to pay cleanup costs, applicable hazardous waste laws allow the Company to seek contribution from other parties who caused the contamination or are also subject to strict liability (i.e., current and former owners and operators). The current owner and the prior lessee have agreed to hold harmless the Company with respect to any contamination that may have occurred prior to October 16, 1985.

          Although the outcome of this matter and the cost, if any, to the Company cannot be reasonably estimated at this time, management does not believe that the cost, if any, to the Company will have a material adverse effect on the financial position of the Company.

                                                                   SCHEDULE II


                         BKC SEMICONDUCTORS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

       COLUMN A                      COLUMN B                 COLUMN C              COLUMN D         COLUMN E

                                     BALANCE                 ADDITIONS
                                       AT               CHARGED TO   CHARGED TO                       BALANCE
                                     BEGINNING          COSTS AND      OTHER                           AT END
               DESCRIPTION            OF YEAR           EXPENSES     ACCOUNTS       DEDUCTIONS        OF YEAR

Year Ended September
  30, 1994:

  Allowance for
    doubtful accounts                 $10,719                                           $627 (1)       $10,092

Year Ended September
  30, 1995:

  Allowance for
    doubtful accounts                 $10,092            $11,410                      $1,502 (1)       $20,000

  Reserve for
   inventory
   obsolescence                       $ -0-             $551,908                                      $551,908

Year Ended September
  30, 1996:

  Allowance for
    doubtful accounts                 $20,000             $7,244                     $15,550 (1)       $11,694

  Reserve for
   inventory
   obsolescence                      $551,908                                       $423,405 (2)     $128,503


1 Represents accounts written off during the respective period.

2 Represents inventory written off during the respective period.