Form 10-Q
period 1996-12-31
BKC SEMICONDUCTORS INC
filed 1997-02-12
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

         Commission file number               0-20506


                         BKC SEMICONDUCTORS INCORPORATED
             (Exact name of registrant as specified in its charter)



                Massachusetts                             04-2883532
           (State or other jurisdiction of                (IRS Employer
           incorporation or organization)                 Identification No.)

           6 Lake Street, Lawrence, Massachusetts             01841
           (Address of principal executive offices)        (Zip Code)


                                 (508) 681-0392
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

There were 1,276,411 shares of common stock outstanding at January 31, 1997.

                         BKC SEMICONDUCTORS INCORPORATED
                           QUARTERLY REPORT FORM 10-Q
                                December 31, 1996


                                                                    Page
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

   Balance Sheet - December 31, 1996 and September 30, 1996          3

   Statement of Income (Loss) - for the three months ended
      December 31, 1996, and December 31, 1995                       4

   Statement of Cash Flows - for the three months ended
      December 31, 1996 and December 31, 1995                        5

   Notes to Financial Statements - December 31, 1996                 6


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  7


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                          8

ITEM 2.   Changes in Securities                                      8

ITEM 3.   Defaults Upon Senior Securities                            8

ITEM 4.   Submission of Matters to a Vote of Security Holders        8

ITEM 5.   Other Information                                          8

ITEM 6.   Exhibits and Reports on Form 8-K                           8

          Signature Page                                             9


                         BKC SEMICONDUCTORS INCORPORATED
                                  BALANCE SHEET

                                                                   December 31, 1996      September 30, 1996
                                                                      (Unaudited)
            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    8,644              $   5,921
                                                                     -----------           -----------
   Accounts Receivable, Net                                          1,455,299              1,274,927
   Inventories                                                       3,082,734              3,119,741
                                                                     -----------           -----------
   Deferred Income Taxes                                               508,149                460,000
                                                                     -----------           -----------
   Other Current Assets                                                 82,222                 33,577
                                                                     -----------           -----------

                   Total current assets                               5,137,048             4,894,166
                                                                     -----------           -----------

PROPERTY AND EQUIPMENT - NET                                          1,371,309             1,426,439
                                                                     -----------           -----------

                                                                     -----------           -----------
OTHER ASSETS                                                             94,423               107,908
                                                                     -----------           -----------
                                                                     -----------           -----------

                   TOTAL                                             $6,602,780            $6,428,513
                                                                     ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                     $1,479,992            $1,430,839
                                                                     -----------           -----------
   Accounts payable                                                     793,795             1,019,836
                                                                     -----------           -----------
   Accrued liabilities                                                  303,501                54,481
                                                                     -----------           -----------
   Current maturities of long-term debt                                 353,424               374,070
                                                                     -----------           -----------

                   Total current liabilities                          2,930,712             2,879,226
                                                                     -----------           -----------

LONG-TERM DEBT - Net of current maturities                              776,473               580,610
                                                                     -----------           -----------

DEFERRED INCOME TAXES                                                         0                     0
                                                                     -----------           -----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock series A - 6% cumulative,
       authorized, 5,000 shares of no par value; issued and
       outstanding, 2,940 shares                                        242,078               242,078
                                                                     -----------           -----------

   Common Stock-authorized, 2,000,000 shares of no par value;
       issued 1,295,311 shares on 12/31/96, 1,295,311 on
       9/30/96                                                        3,916,721             3,916,721
                                                                     -----------           -----------
   Retained earnings (Deficit)                                        (907,585)              (834,503)
                                                                     -----------           -----------

                   Total                                              3,251,214             3,324,296
                                                                     -----------           -----------

   Less cost of shares held in treasury:
       Convertible preferred stock, 2,940                               235,200               235,200
                                                                     -----------           -----------
                                                                     -----------           -----------
       Common stock, 18,900 shares                                      120,419               120,419
                                                                     -----------           -----------
                                                                     -----------           -----------
                   Stockholders' equity-net                           2,895,595             2,968,677
                                                                     -----------           -----------

                   TOTAL                                             $6,602,780            $6,428,513
                                                                     ===========           ===========

See notes to financial statements.


                         BKC SEMICONDUCTORS INCORPORATED
                          UNAUDITED STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996             1995
                                                       ----             ----

REVENUE                                            $2,367,542        $2,900,986
                                                   -----------       -----------


COST OF REVENUE                                     1,935,538         2,228,648
                                                   -----------       -----------

GROSS PROFIT                                          432,004           672,338
                                                   -----------       -----------

OPERATING EXPENSES:
     Selling                                          261,639           245,702
     General and administrative                       189,635           202,510
     Research and development                          43,947            46,840
                                                   -----------        ----------

         Total operating expenses                     495,221           495,052
                                                   -----------        ----------

INCOME (LOSS) FROM OPERATIONS                         (63,217)          177,286

INTEREST EXPENSE                                       58,016            88,856
                                                   -----------        ----------
INCOME (LOSS) BEFORE CREDIT FOR INCOME TAXES
                                                     (121,233)           88,430
                                                   -----------        ----------

CREDIT FOR INCOME TAXES                               (48,149)                0
                                                   -----------        ----------

NET INCOME (LOSS)                                    $(73,084)          $88,430
                                                   ===========        ==========
NET INCOME (LOSS) PER SHARE                            ($0.06)            $0.07
                                                   ===========        ==========









See notes to financial statements.


                         BKC SEMICONDUCTORS INCORPORATED
                        UNAUDITED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 195


                                                           1996            1995
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                        $(73,084)       $88,430
     Depreciation                                         127,420        126,932
     Deferred income taxes                                (48,149)             0
     Reserve for inventory obsolescence                         0       (190,588)
     Changes in assets/liabilities:
         Accounts receivable                             (180,372)        17,225
         Inventories                                       37,007         69,070
         Other assets                                     (35,160)       (96,864)
         Accounts payable                                (226,041)       (71,946)
         Accrues liabilities                              249,020         53,895

     Net cash (used) in operating activities             (149,359)        (3,846)
                                                        -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                  (72,288)       (45,640)
     Sale of assets                                             0        104,362
                                                        -----------  ------------

     Net cash provided/(used) in investing activities     (72,288)        58,722
                                                        -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under line-of-credit        49,153         86,680
     Proceeds from issuance of long-term debt             235,442              0
     Principal payments on long-term debt                 (60,225)      (117,831)
                                                        -----------   -----------

     Net cash provided/(used) by financing activities     224,370        (31,151)
                                                        -----------   -----------

Net inc./(dec.) in cash and cash equivalents                2,723         23,725

Cash and cash equivalents at beginning of period            5,921         28,340
                                                        -----------   -----------
Cash and cash equivalents at end of period              $   8,644      $  52,065
                                                        ===========   ===========







See notes to financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                    Notes to Financial Statements (Unaudited)

                                December 31, 1996

Note A - Basis of Presentation

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statement and footnotes thereto included in the Company's annual report on Form 10-K.

Note B - Inventories

          Inventories consisted of the following:

                                                    Dec. 31,              Sept. 30
                                                     1996                   1996
                                                     ----                   ----

Raw Material                                       $  607,351            $   558,008
Work in Process                                     1,552,183              1,519,481
Finished Goods                                        923,200              1,042,252
                                                   ===========           ============
                                                   $3,082,734            $ 3,119,741
                                                   ===========           ============

Note C - Forward-Looking Statement

Except for historical information contained herein, the matters set forth are forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from the information set forth herein and there is no assurance than any anticipated future results will be achieved. Risks include uncertainties with regard to product demand, manufacturing, and the effectiveness of the Company's plans to realize and expand revenues. The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended December 31, 1996 Compared to Quarter Ended December 31, 1995

                  Revenues for the first fiscal quarter of 1997 were $2,367,542 compared to $2,900,986 for the same quarter of fiscal 1996, a decrease of 18%. The changes in the quarterly revenue levels are related to a decrease in revenues of BKC's resale products to the computer peripherals market, which was down by $470,000 in revenue for the first quarter FY97 compared to the first quarter of FY96.

                  Gross profit for the fiscal year 1997 quarter was $432,004 or 18% of revenue versus $672,338 or 23% of revenue for the same quarter fiscal of 1996. The lower gross profit was mainly due to lower revenues, reduction of BKC inventories resulting in lower manufacturing overhead absorption and costs related to a new product line startup and market launch.

                  Operating expenses for the fiscal year 1997 quarter were $495,221, compared to prior year quarter expenses of $495,052.

                  The net income for first quarter FY97 was a net loss of ($73,084) or ($.06) per share versus net income of $88,430 or $.07 per share for the same quarter last year. The first quarter results (gross margins and operating expenses) were negatively impacted by approximately $100,000 of pre-tax costs relating to a new product line start-up and market launch for high-reliability and space/satellite communications products. These new products were successfully introduced and initial shipments occurred at the end of the first quarter FY97.

Liquidity and Capital Resources

                  As of December 31, 1996, the Company had working capital of $2,206,000 as compared to $2,015,000 for the period ending September 30, 1996. The increase was primarily due to a $180,000 increase in trade receivables.

                  During the quarter the Company used its increased working capital to purchase $72,288 in property and equipment as compared to $45,640 for the same quarter in 1995.

                  As of December 31, 1996, the Company has a revolving credit line with Eastern Bank for $2,500,000 collateralized by accounts receivable and inventories. The balance used on the line is $1,479,992. The line of credit agreement contains certain restrictive covenants which the Company has complied with or the bank has waived.

                           PART II. Other Information

                         BKC Semiconductors Incorporated

                                December 31, 1996


ITEM 1.           Legal Proceedings

                  None

ITEM 2.           Changes in the Rights of the Company's Security Holders

                  None

ITEM 3.           Defaults upon Senior Securities

                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.           Other Information

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27 Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BKC Semiconductors Incorporated


Date:  February 10, 1997                /s/ James R. Shiring
                                        ---------------------------------------
                                        By:  James R. Shiring, President and
                                             Chief Executive Officer, Director



Date:  February 10, 1997                /s/ Bryan A. Schmidt
                                        ---------------------------------------
                                        Bryan A. Schmidt, Controller, Treasurer