Form 10-Q
period 1997-03-31
BKC SEMICONDUCTORS INC
filed 1997-05-14
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________
         Commission file number               0-20506


                         BKC SEMICONDUCTORS INCORPORATED
                         -------------------------------
             (Exact name of registrant as specified in its charter)



                  Massachusetts                                04-2883532
           (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                  Identification No.)

           6 Lake Street, Lawrence, Massachusetts                 01841
          (Address of principal executive offices)              (Zip Code)


                                 (508) 681-0392
              (Registrant's telephone number, including area code)



------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

There were 1,276,411 shares of common stock outstanding at May 1, 1997.

                         BKC SEMICONDUCTORS INCORPORATED
                           QUARTERLY REPORT FORM 10-Q
                                 March 31, 1997



                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

     Balance Sheet - March 31, 1997 and September 30, 1996                3

     Statement of Income (Loss) - for the three and six months ended
       March 31, 1997, and March 30, 1996                                 4

     Statement of  Cash Flows - for the six months ended
       March 31, 1997 and March 30, 1996                                  5

     Notes to Financial Statements - March 31, 1997                       6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     7, 8


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               9

ITEM 2.   Changes in Securities                                           9

ITEM 3.   Defaults Upon Senior Securities                                 9

ITEM 4.   Submission of Matters to a Vote of Security Holders             9

ITEM 5.   Other Information                                               9

ITEM 6.   Exhibits and Reports on Form 8-K                                9

          Signature Page                                                 10



                         BKC SEMICONDUCTORS INCORPORATED
                                  BALANCE SHEET


                                                                                March 31, 1997          September 30,
                                                                                 (Unaudited)                 1996
         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $      1,000          $      5,921
     Accounts Receivable, Net                                                         1,626,584             1,274,927
     Inventories                                                                      3,091,818             3,119,741
     Deferred Income Taxes                                                              445,967               460,000
     Other Current Assets                                                               112,239                33,577

          Total current assets                                                        5,277,608             4,894,166
                                                                               ----------------        --------------
                                                                               ----------------        --------------

PROPERTY AND EQUIPMENT - NET                                                          1,358,348             1,426,439

OTHER ASSETS                                                                             80,725               107,908
                                                                               ----------------        --------------

          TOTAL                                                                      $6,716,681            $6,428,513
                                                                                ===============        ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                   $1,887,102            $1,430,839
     Accounts payable                                                                   579,965             1,019,836
     Accrued liabilities                                                                230,081                54,481
     Current maturities of long-term debt                                               335,920               374,070

          Total current liabilities                                                   3,033,068             2,879,226
                                                                               ----------------        --------------

LONG-TERM DEBT - Net of current maturities                                              693,973               580,610
                                                                               ----------------        --------------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock series A - 6% cumulative, authorized, 5,000
       shares of no par value; issued and outstanding, 2,940 shares                     242,078               242,078

     Common Stock-authorized, 2,000,000 shares of no par value; issued
       1,295,311 shares on 12/31/96, 1,295,311 on 9/30/96                             3,916,721             3,916,721

     Retained earnings (Deficit)                                                       (813,540)             (834,503)
                                                                               ----------------        --------------

          Total                                                                       3,345,259             3,324,296
                                                                               ----------------        --------------

     Less cost of shares held in treasury:
       Convertible preferred stock, 2,940 shares                                        235,200               235,200
       Common stock, 18,900 shares                                                      120,419               120,419
                                                                               ----------------        --------------
       Stockholders' equity-net                                                       2,989,640             2,968,677
                                                                               ----------------        --------------

          TOTAL                                                                      $6,716,681            $6,428,513
                                                                               ================        ==============

See notes to financial statements.


                         BKC SEMICONDUCTORS INCORPORATED
                          UNAUDITED STATEMENT OF INCOME


                                                          Three Months Ended                     Six Months Ended
                                                       March 31,         March 30,          March 31,          March 30,
                                                        1997              1996                1997               1996
                                                        ----              ----                ----               ----

REVENUE                                              $2,829,856         $2,606,990         $5,197,400         $5,507,976

COST OF REVENUE                                       2,012,668          2,032,199          3,948,206          4,260,847
                                                  ---------------      -----------        ------------      ------------


GROSS PROFIT                                            817,188            574,791          1,249,194          1,247,129
                                                  --------------       -----------        ------------      ------------

OPERATING EXPENSES:
     Selling                                            304,295            220,241            565,935            465,943
     General and administrative                         255,299            193,010            444,934            395,520
     Research and development                            26,925             52,365             70,872             99,205
                                                  ---------------     --------------     -------------    --------------

           Total operating expenses                      586,519           465,616          1,081,741            960,668
                                                  ---------------     --------------     -------------    --------------

INCOME FROM OPERATIONS                                   230,669           109,175            167,453            286,461

INTEREST EXPENSE                                         (65,561)          (82,621)          (123,577)          (171,477)

GAIN ON SALE OF REAL ESTATE                                    0           217,075                  0            217,075
                                                  ---------------     --------------     ---------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
                                                         165,108           243,629             43,876            332,059

PROVISION FOR INCOME TAXES                                71,062            97,451             22,913             97,451
                                                  --------------     -------------      --------------    --------------

NET INCOME                                               $94,046          $146,178            $20,963           $234,608
                                                  ===============     =============     ==============    ==============

NET INCOME PER SHARE                                       $0.07             $0.11              $0.02              $0.18
                                                  ===============     =============     ==============    ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              1,276,411         1,276,411          1,276,411          1,269,118
                                                  ===============     =============    ===============    ==============






See notes to financial statements.


                         BKC SEMICONDUCTORS INCORPORATED
                        UNAUDITED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996


                                                                            March 31,               March 30,
                                                                              1997                    1996
                                                                            --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Earnings                                                           $    20,963            $   234,608
   Depreciation                                                               253,671                253,410
   Deferred income taxes                                                       14,033                 97,451
   Reserve for inventory obsolescence                                               0              (217,075)
   Income tax refund                                                                0                203,962
   Changes in assets/liabilities:
      Accounts receivable                                                    (351,657)               210,037
      Inventories                                                              27,923               (256,960)
      Other assets                                                            (51,479)              (144,817)
      Accounts payable                                                       (439,871)               130,353
      Accrued liabilities                                                     175,600                (13,038)
                                                                         --------------        --------------

   Net cash provided (used) in operating activities                          (350,817)               497,931

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                       (185,580)               (61,702)
   Sale of assets                                                                   0                420,953
                                                                        ----------------        ---------------

   Net cash provided/(used) in investing activities                          (185,580)               359,251

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line-of-credit                             456,263               (548,464)
   Proceeds from issuance of long-term debt                                   235,442
   Principal payments on long-term debt                                      (160,229)              (303,512)
                                                                        ---------------        --------------

   Net cash provided/(used) by financing activities                           531,476               (851,976)

Net inc./(dec.) in cash and cash equivalents                                   (4,921)                 5,206

Cash and cash equivalents at beginning of period                                5,921                 28,340
                                                                        ----------------        ---------------
Cash and cash equivalents at end of period                                  $   1,000            $    33,546
                                                                        ================        ===============




See notes to financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

Note A - Basis of Presentation
------------------------------

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statement and footnotes thereto included in the Company's annual report on Form 10-K.

Note B - Inventories
--------------------

          Inventories consisted of the following:

                                                      March 31,             Sept. 30,
                                                        1997                  1996

              Raw Material                         $   647,888            $   558,008
              Work in Process                        1,523,052              1,519,481
              Finished Goods                           920,878              1,042,252
                                                    ============         =============
                                                   $ 3,091,818            $ 3,119,741
                                                    ============         =============


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Quarter Ended March 31, 1997 Compared to Quarter Ended March 30, 1996

           Revenues for the second quarter of fiscal 1997 were $2,829,856 compared to $2,606,990 for the same quarter last year. The revenue increase was a result of increased sales of BKC manufactured high reliability products. A major part of the increase was due to the new products that were introduced in the prior quarter.

           Gross Profit for the second quarter of fiscal 1997 was $817,188, or 29% of revenues, compared to $574,791, or 22% of revenues, for the second quarter of fiscal 1996. The increased gross profit is the result of increased sales of higher margin, high reliability products.

           Operating Expenses for the current quarter were $586,519, compared to $465,616, for the second quarter of fiscal 1996. The increase was due to costs associated with increasing and improving staffing in the areas of sales, marketing, customer services and administration to support the increased growth.

           Interest expense for the second quarter of fiscal 1997 was $65,561 compared to $82,621 for the same period in 1996. The $17,060 reduction was due to a significant decrease in credit line borrowings in fiscal 1997 over fiscal 1996.

           Net Income for the second quarter FY97 was $94,046, or $.07 per share, versus net income of $146,178, or $.11 per share, in the same quarter of last year, which included an after tax gain from the sale of certain real estate of $130,245, or $.10 per share.

Six Months Ended March 31, 1997 compared to six months ended March 30, 1996

           Revenues for the first six months of fiscal 1997 were $5,197,400, compared to $5,507,976 for the same period in 1996. The decreased revenue was a result of lower sales of non-BKC manufactured product, following BKC's decision to lessen its dependence on buy-resale products, due to the volatility of the market's served. The first six months of FY97 had sales of the non-BKC manufactured product of $197,185 versus sales of $929,335 for the same period last year.

           Gross Profit for the first half of fiscal 1997 was $1,249,194, or 24% of revenue, compared to $1,247,129, or 23% of revenue, the first half of fiscal 1996. The improvements in Gross Profit resulted from improved product prices, sales of higher margin products, and elimination of some uncompetitive products.

           Operating Expenses for the first half of fiscal 1997 were $1,081,741, compared to $960,668 for the first half of fiscal 1996. The increase was due to increased staffing in the areas of Sales, Marketing, Customer Service and Administration.

           Interest expense for the first six months of fiscal 1997 was $123,577 compared to $171,477 for the same period in 1996. The $47,900 decrease was due to significantly less credit line borrowings during the first six months of 1997 when compared to the same six months in fiscal 1996.

           Net Income for the current six month period was $20,963, or $0.02 per share. The same period last year resulted in net income of $234,608 or $.18 per share including an after tax gain from the sale of real estate of $130,245, or $0.10 per share.

Liquidity and Capital Resources
-------------------------------

           As of March 31, 1997, the Company had working capital of $2,245,000 as compared to $2,015,000 for the period ending September 30, 1996. The increase during the six-month period was primarily due to a $352,000 increase in trade receivables.

           During the fiscal year 1997 six month period the Company used its increased working capital to purchase $185,580 in property and equipment as compared to $61,702 for the same six months in fiscal 1996.

           As of March 31, 1997, the Company has a revolving credit line with Eastern Bank for $2,500,000, collateralized by substantially all the assets of the Company. The balance outstanding on the line at March 31, 1997 was $1,887,102. The line of credit agreement contains certain restrictive covenants which the Company has complied with or the bank has waived.

                           PART II. OTHER INFORMATION

                         BKC SEMICONDUCTORS INCORPORATED

                                 MARCH 31, 1997

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Pursuant to written notice from the President, given to all shareholders more than seven days proceeding the meeting and in accordance with the By-laws, the annual meeting of the shareholders of BKC Semiconductors Incorporated, (the "Company") was held at the Marriott Hotel, 123 Old River Road, Andover, Massachusetts, on March 25, 1997.

                  1. The election of six candidates to the Board of Directors (Messrs. Shiring, Billadeau, Kady, Campbell, Magdall, and Mitchell was approved).

                  2. The selection by the Board of Sullivan Bille P.C. as the Company's independent auditors for the fiscal year ending September 30, 1997 was approved.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           --------

                           27 Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------

                           None

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BKC Semiconductors Incorporated


Date:  May 12, 1997                        /s/ James R. Shiring
                                           ------------------------------------
                                           By:  James R. Shiring, President and
                                           Chief Executive Officer, Director



Date:  May 12, 1997                        /s/ Bryan A. Schmidt
                                           ------------------------------------
                                           Bryan A. Schmidt, CFO, Treasurer