Form 10-Q
period 1997-06-30
BKC SEMICONDUCTORS INC
filed 1997-08-15
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from________________to _____________________

         Commission file number       0-20506
                                      -------


                         BKC SEMICONDUCTORS INCORPORATED
             (Exact name of registrant as specified in its charter)



     MASSACHUSETTS                                            04-2883532
     -------------                                            ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  6 LAKE STREET, LAWRENCE, MASSACHUSETTS                        01841
  --------------------------------------                        -----
 (Address of principal executive offices)                     (Zip Code)


                                 (508) 681-0392
                                 --------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

There were 1,276,411 shares of common stock outstanding at June 30, 1997.

                         BKC SEMICONDUCTORS INCORPORATED
                           QUARTERLY REPORT FORM 10-Q
                                  June 30, 1997



                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1.    Financial Statements (Unaudited)

     Consolidated Balance Sheet - June 30, 1997 and
        September 30, 1996                                               3

     Statement of Consolidated Income  - for the three
        and nine months ended June 30, 1997 and
        June 30, 1996                                                    4

     Statement of Consolidated Cash Flows - for the nine
         months ended June 30, 1997 and June 30, 1996                    5

     Notes to Consolidated Financial Statements - June 30, 1997          6


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7


PART II. OTHER INFORMATION
--------------------------

ITEM 1.     Legal Proceedings                                            9

ITEM 2.     Changes in Securities                                        9

ITEM 3.     Defaults Upon Senior Securities                              9

ITEM 4.     Submission of Matters to a Vote of Security Holders          9

ITEM 5.     Other Information                                            9

ITEM 6.     Exhibits and Reports on Form 8-K                             9

            Signature Page                                               10

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                         BKC SEMICONDUCTORS INCORPORATED
                           CONSOLIDATED BALANCE SHEET


                                                                     June 30,                Sept. 30,
                                                                       1997                    1996
                                                                       ----                    ----
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                      $       1,878             $      5,921
   Accounts Receivable, Net                                           1,831,047                1,274,927
   Inventories                                                        3,149,480                3,119,741
   Deferred Income Taxes                                                339,008                  460,000
   Other Current Assets                                                  84,398                   33,577
                                                             ------------------       ------------------

     Total Current Assets                                             5,405,811                4,894,166
                                                             ------------------       ------------------


PROPERTY AND EQUIPMENT - NET                                          1,519,295                1,426,439

OTHER ASSETS                                                             66,364                  107,908
     TOTAL                                                           $6,991,470               $6,428,513
                                                             ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes Payable                                                     $1,778,130               $1,430,839
   Accounts Payable                                                     639,428                1,019,836
   Accrued Liabilities                                                  356,114                   54,481
   Current Maturities of Long-term Debt                                 421,689                  374,070
                                                             ------------------       ------------------

     Total current liabilities                                        3,195,361                2,879,226
                                                             ------------------       ------------------

LONG-TERM DEBT - Net of Current Maturities                              629,911                  580,610
                                                             ------------------       ------------------

DEFERRED INCOME TAXES

STOCKHOLDERS' EQUITY:
   Convertible preferred stock series A-6%, authorized,
   5000 shares of no par value; issued 2940 shares                      242,076                  242,078
   Common Stock-authorized 2,000,000 shares of no par
   value; issued 1,295,311 shares on 12/31/96                         3,916,721                3,916,721
   Retained earnings (deficit)                                         (636,980)                (834,503)
                                                             ------------------       ------------------

                  Total                                               3,521,817                3,324,296
                                                             ------------------       ------------------

   Less cost of shares held in treasury:
        Convertible preferred stock, 2,940 shares                       235,200                  235,200
        Common stock, 18,900 shares                                     120,419                  120,419
                                                             ------------------

        Stockholders' equity - net                                    3,166,198                2,968,677
                                                             ------------------       ------------------
                         TOTAL                                       $6,991,470               $6,428,513
                                                             ==================       ==================



See notes to consolidated financial statements.



                         BKC SEMICONDUCTORS INCORPORATED
                   UNAUDITED STATEMENT OF CONSOLIDATED INCOME


                                                             Three Months Ended                         Nine Months Ended
                                                           June 30,            June 30,            June 30,            June 30,
                                                             1997                1996                1997                1996
                                                             ----                ----                ----                ----

REVENUE                                                   $2,973,173          $2,406,746          $8,170,573           $7,914,722

COST OF REVENUE                                            1,981,467           1,910,487           5,929,672            6,171,334
                                                      --------------       --------------      ---------------     ---------------

GROSS PROFIT                                                 991,706             496,259           2,240,901            1,743,388
                                                      --------------       --------------      ---------------     ---------------
OPERATING EXPENSES:
   Selling                                                   333,961             191,528             899,896              657,471
   General and administrative                                293,387             158,643             738,321              554,163
   Research and development                                   15,187              56,231              86,059              155,436

     Total operating expenses                                642,535             406,402           1,724,276            1,367,070
                                                      --------------      --------------      --------------      ---------------

INCOME  FROM OPERATIONS                                      349,171              89,857             516,625              376,318

INTEREST INCOME (EXPENSE)                                   (63,848)            (64,296)           (187,425)            (235,773)

GAIN ON SALE OF REAL ESTATE                                       0                   0                   0              217,075
                                                      --------------      --------------      --------------      ---------------

INCOME  BEFORE PROVISION FOR INCOME TAXES
                                                             285,323              25,561             329,200              357,620



PROVISION FOR INCOME TAXES                                   108,767              10,224             131,681             107,675
                                                      --------------      --------------      --------------     ---------------

NET INCOME                                                  $176,557             $15,337            $197,519            $249,945
                                                      ==============      ==============      ==============     ===============

NET INCOME PER SHARE                                           $0.14               $0.01               $0.15               $0.20
                                                      ==============      ==============      ==============     ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                  1,276,411           1,276,411           1,276,411           1,271,593
                                                      ==============      ==============      ==============     ===============




See notes to consolidated financial statements.



                         BKC SEMICONDUCTORS INCORPORATED
                 UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS



                                                                 For Nine Months Ended

                                                               June 30,            June 30,
                                                                1997                1996
                                                                ----                ----



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $197,519                $249,945
   Depreciation                                                374,884                 372,610
   Gain on sale of real estate                                       0                (217,075)
   Deferred income taxes                                       120,992                 107,676
   Changes in assets/liabilities:
     Accounts receivable                                      (556,120)                347,602
     Refundable income taxes                                         0                 204,003
     Inventories                                               (29,739)                 19,839
     Other assets                                               (9,277)                (87,116)
     Accounts payable                                          380,408)                  6,702
     Accrued liabilities                                       301,633                  63,840
                                                        -----------------      ------------------

   Net cash provided/(used) in operating activities             19,484               1,068,026
                                                        -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                        (467,738)                (85,870)
   Proceeds from sale of property and equipment                      0                 420,953
                                                        -----------------      ------------------

   Net cash provided/(used) in investing activities           (467,738)                335,083
                                                        -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line-of-credit               347,291               (948,457)
   Proceeds from issuance of long-term debt                     235,442                      0
   Principal payments on long-term debt                        (138,522)              (471,245)
   Purchase of common stock for the treasury                          0                      0
                                                        ------------------     ------------------

   Net cash provided/(used) by financing activities             444,211             (1,419,702)
                                                        -----------------      ------------------

Net inc./(dec.) in cash and cash equivalents                     (4,043)               (16,593)

Cash and cash equivalents at beg. of period                       5,921                 28,340
                                                        -----------------      ------------------

Cash and cash equivalents at end of period                       $1,878                $11,747
                                                        =================      ==================









See notes to consolidated financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statement and footnotes thereto included in the Company's annual report on Form 10-K

NOTE B - INVENTORIES

          Inventories consisted of the following:


                                      JUNE 30, 1997    SEPT. 30, 1996
                                      -------------    --------------


Raw Material                           $  681,692       $  558,008
Work in Process                         1,529,982        1,519,481
Finished Goods                            937,806        1,042,252
                                       ----------       ----------
                                       $3,149,480       $3,119,741
                                       ==========       ==========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

         Revenues for the third quarter of fiscal 1997 were $2,973,173, compared to $2,406,746 for the same quarter last year. The revenue increase was the result of increased sales of BKC manufactured high reliability products.

         Gross Profit for the third quarter of fiscal 1997 was $991,706, or 33% of revenues, compared to $496,259, or 21% of revenues, for the third quarter of fiscal 1996. The improvement in gross profit was due to the heavy mix of BKC manufactured high reliability products with a corresponding reduction of revenues from buy-resale products which had lower gross profit margins.

         Operating Expenses for the current quarter were $642,535, or 22% of revenue, compared to $406,402, 17% of revenue, for the third quarter of fiscal 1996. Operating expenses reflect an increase in costs associated with increasing and improving staffing in areas of sales, marketing, customer service, and engineering to support increased growth and the technical demands of the high reliability product lines.

         Net income for the current quarter was $176,556, or $0.14 per share, compared to $15,337, or $0.01 per share for the same quarter last year. The net income improvement is the resultant sum of the above noted actions.

Nine Months Ended June 30, 1997 compared to nine months ended June 30, 1996

         Revenues for the first nine months of fiscal 1997 were $8,170,573, compared to $7,914,722 same period in 1996, an increase of $255,851, or 3%. Sales of BKC manufactured products were up 14% during the first nine months of FY97 while the volume of buy-resell products declined by 71%.

         Gross Profit for nine months of fiscal 1997 was $2,240,901, or 27% of revenue, compared to $1,743,338, or 22% of revenue, the same period of fiscal 1996. The improvement was a direct result of a favorable mix of sales of high reliability products, process improvements, and increased volume of BKC manufactured products.

         Operating Expenses for nine months of fiscal 1997 were $1,724,276, or 21% of revenue, compared to $1,367,070, or 17% of revenue, for nine months of fiscal 1996. The increase in operating expenses reflects the associated costs with the growth of the business, especially the high reliability product line, which has a high degree of added technical resource requirements.

         Net Income for the nine month period was $197,519, or $0.15 per share. The same period last year had net income of $249,945, or $.20 per share, which included $130,000 of net income, or $0.10 a share, from the gain on the sale of real estate.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of $2,210,000 as compared to $2,015,000 for the period ended September 30, 1996. The slight increase during the nine month time frame was a result of higher receivables offset by increased spending for plant and equipment and lower deferred income taxes.

         For the first nine months of fiscal 1997, the Company purchased $467,838 in property and equipment as compared to $85,870 for the same nine months in fiscal 1996.

         During June 1997, the Company renewed its revolving credit line facility for $2,500,000 with Eastern Bank, the loan is collateralized by substantially all the assets of the Company. The outstanding balance on the line on June 30, 1997 was $1,778,130. The line of credit agreement contains certain restrictive covenants which the Company has complied with or the bank has waived. In addition, the Company negotiated a separate $250,000 credit line for additional plan and equipment purchases through the remainder of calendar 1997. On January 1, 1998, net purchases applied to this line of credit will be rolled into a 42 month term loan secured by said purchases.

                           PART II. OTHER INFORMATION

                         BKC SEMICONDUCTORS INCORPORATED

                           QUARTER ENDED JUNE 30, 1997


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


                                          BKC SEMICONDUCTORS INCORPORATED



Date:             August 12, 1997         \s\ James R. Shiring
                                          --------------------
                                          James R. Shiring
                                          President and Chief Executive Officer

Date:             August 12, 1997         \s\ Bryan A. Schmidt
                                          --------------------
                                          Bryan A. Schmidt
                                          Treasurer and Chief Financial Officer