Form 10-K
period 1997-09-30
BKC SEMICONDUCTORS INC
filed 1997-12-29
CIK 889155

Total number of pages: 39
                                                                   With Exhibits
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended September 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______________ to __________________

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

      Registrant's telephone number, including area code: (978) 681-0392

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 19, 1997, was approximately $6,701,158 on the Nasdaq SmallCap Market System. The number of shares held by non affiliates was 639,971. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock on December 19, 1997, was 1,276,411.

                                     PART I
                                     ------


ITEM 1.    BUSINESS
           --------
GENERAL
-------

               BKC Semiconductors Incorporated, incorporated in 1985, manufactures a wide range of discrete semiconductor diodes for signal switching, voltage conversion, rectification, and surge suppression in electronic circuits. The Company's manufacturing and executive offices are located at 6 Lake Street, Lawrence, Massachusetts 01841. The telephone number is (978) 681-0392, and the fax number is (978) 681- 9135.

PRODUCTS
--------

The Company's product line includes:

               SILICON SWITCHING DIODES. Silicon switching diodes are designed for relatively low-power (500 milliwatt or less) applications. In end applications, they provide voltage rectification. These diodes are generally used for signal switching functions.

               RECTIFIERS. High voltage diodes are often called rectifiers and are diodes designed for higher power (less than 10 watts) applications.

               ZENER DIODES. A zener diode is analogous to a valve which stops flow in one direction but breaks down at a specific pressure to allow flow in the reverse direction. When reverse voltage is applied to a zener diode, it resists the flow of current until its breakdown voltage is reached, at which point it allows current to flow at a particular voltage level. Zener diodes are used as voltage regulators, maintaining the voltage at the breakdown voltage. Zener diodes are used to maintain a particular voltage in an electronic unit.

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

               GERMANIUM DIODES. Germanium diodes (which are less common than silicon diodes) have advantages in certain applications. A germanium diode functions similarly to a silicon diode, but it has a lower voltage drop across it in operation.

MARKETS
-------

               Due to the broad applications of discrete semiconductor devices, any industry manufacturing electronic systems is a potential user of BKC products. The Company generally sells its products in two main markets: the military/aerospace and the commercial/industrial markets.

               HIGH-RELIABILITY   MILITARY/AEROSPACE  PRODUCT  MARKET.  BKC  has
established itself as a high reliability manufacturer of discrete semiconductor devices to military specifications. Sales of products built to military specifications are made primarily in the U.S. These sales represented approximately 65% of total revenues of the Company in fiscal year 1997. The
Company does business with a number of suppliers of conventional high reliability/military/space products, including Motorola, Honeywell, Magnavox, Rockwell, Texas Instruments, Boeing, Raytheon and Hughes.

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

               COMMERCIAL/INDUSTRIAL PRODUCT MARKET. The market for BKC's commercial/ industrial products includes such applications as consumer products, automotive electronic systems, medical applications, computers, telecommunications and industrial production. Sales of commercial/industrial products represented approximately 35% of the Company's sales in fiscal year 1997.

               The commercial market is a very price competitive arena for discrete semiconductors with many high volume suppliers. As such, BKC's strategy for this market includes a combination of specialized and sourced products to attack profitable niche opportunities.

CUSTOMERS
---------

               The Company's business strategy includes working closely with a limited customer base to develop partnership programs and products designed to meet customers' ongoing needs. The Company has franchise agreements with several major components distributors, including Zeus/Arrow, Hamilton/Hallmark and Future Electronics. The Company also has several major end users as customers, including GM Delco, Hughes, Motorola, Lucent, Ericsson and Alcatel. Of these one customer represents approximately 16.5% of the Company's sales. While the loss of any one of these key customers would be significant, the Company is not dependent on any one or two customers.

COMPETITION
-----------

               In general, the discrete semiconductor industry is very competitive and characterized by continual technological change and product obsolescence, periodic shortages of materials, variations in manufacturing yields and efficiencies and significant foreign competition. The Company has a number of major competitors in the discrete semiconductor components in the military/aerospace and the commercial/industrial market. Many of the Company's current and prospective competitors are larger, offer broader product lines and have substantially greater technical, financial, marketing, manufacturing, and other resources than the Company.

SALES AND DISTRIBUTION
----------------------

               The   Company's   products   are   sold  by   independent   sales
representatives as well as the premier distributors, such as Zeus/Arrow, Hamilton/Hallmark, and Future Electronics.

               BKC's products are sold in North America, the Far East, Israel, Canada, Western Europe and elsewhere. The Company's sales force covers North America, Europe and the Far East, working with its 31 independent sales representatives. In 1997 approximately 35% of sales were made through distributors.

MANUFACTURING
-------------

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

BACKLOG
-------

               The backlog of unfilled orders totaled $3,727,000, as of September 30, 1997, as compared to approximately $3,185,000 as of September 30, 1996. The increase in the backlog is due to increased orders of high reliability product types. Orders counted in the backlog may be postponed or canceled by the customer at any time subject to the terms of the purchase order. Therefore, the backlog level is not necessarily indicative of future operating results. The Company expects to fill all orders (unless canceled) of its current backlog during the 1998 fiscal year.

PATENTS AND PROPRIETARY RIGHTS
------------------------------

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

RESEARCH AND DEVELOPMENT
------------------------

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

RAW MATERIALS
-------------

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

EMPLOYEES
---------

               As of September 30, 1997, the Company had 135 full-time employees, 117 of whom were engaged in manufacturing (including test development, quality and materials functions), and 2 in product development, 8 in sales, and 8 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage.

ENVIRONMENTAL MATTERS
---------------------

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

ITEM 2.    PROPERTIES
           ----------

           The Company's executive offices and manufacturing facilities are located in Lawrence, Massachusetts, and consist of one building containing approximately 160,000 gross square feet. The building is occupied by the Company pursuant to a lease expiring in October, 2000. Approximately 92,000 square feet of the building are occupied by the Company, 53,000 square feet are sub-leased by the Company to third parties, 15,000 square feet are common area. The Company believes its currently leased facilities are adequate for all its reasonably foreseeable requirements.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -------------------------------------------------

           During the fourth quarter of fiscal 1997, no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the Nasdaq SmallCap System under the symbol BKCS. Prior to February 25, 1997, the Common Stock traded on the Nasdaq National Market System. The following table sets forth for the periods indicated the high and low bid quotations of the Common Stock as reported by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                  1996                     1997
                                  ----                     ----
                             HIGH         LOW          HIGH         LOW
FISCAL QUARTER               BID          BID          BID          BID
--------------               ---          ---          ---          ---

First quarter               $3.75        $1.88        $3.75        $1.50

Second quarter               4.00         1.75         3.25         1.50

Third quarter                4.75         1.75         2.75         1.75

Fourth quarter               3.75         2.25         3.75         2.75


           On December 19, 1997, the last reported bid price for the Common Stock on the Nasdaq SmallCap system was $5.25, per share.

           As of December 19, 1997, the Company estimated that there are approximately 700 record holders of the Company's Common Stock.

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

 STATEMENT OF CONSOLIDATED INCOME (LOSS) DATA:
------------------------------------------------------------------------------------------------------------------------------
                                                                          FISCAL YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------------------
                                                        1997           1996          1995           1994          1993
------------------------------------------------------------------------------------------------------------------------------

 Revenue                                               $11,089        $9,797       $11,277        $11,384       $9,775

 Gross profit                                            3,181         1,947         1,278          2,005        2,915

 Income (loss) from operations                             879            96        (1,530)          (533)         700

 Net income (loss)                                         378            34        (1,207)          (475)         353

 Net income (loss) per share                               .30           .03          (.97)          (.38)          .28

 Weighted average shares outstanding                     1,276         1,273         1,244          1,247        1,248




 CONSOLIDATED BALANCE SHEET DATA:
------------------------------------------------------------------------------------------------------------------------------

                                                                               AT SEPTEMBER 30,
                                                ------------------------------------------------------------------------------

                                                         1997           1996         1995           1994          1993
------------------------------------------------------------------------------------------------------------------------------

 Working capital                                        $2,482        $2,015        $1,744         $3,100       $3,232

 Total assets                                            6,904         6,429         7,824          8,351        7,761

 Short-term debt                                         2,067         1,805         2,967          2,144        1,556

 Long-term debt and non-current capital
   lease obligations                                       568           581           915          1,219          591

 Stockholders' equity                                    3,347         2,969         2,852          4,062        4,558


------------------------------------------------------------------------------------------------------------------------------

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATION
--------------------

           1997 compared to 1996. Revenues for 1997 fiscal year were $11,089,064 versus $9,796,858 for fiscal year 1996, a 13% increase. Of fiscal 1997's revenue, 96%, compared to 88% for the prior fiscal year, was from products manufactured by BKC, as opposed to products resold by the Company. This shift to BKC-produced product follows the Company's strategic plan of focusing on our internal strengths of a high quality, high reliability product supplier for demanding applications in space/satellite, telecommunications and industrial/medical markets.

           Net Income for fiscal 1997 was $378,109 or $.30 per share, versus $34,156 or $.03 per share in fiscal 1996. This ten-fold increase was a result of the increased margins gained in 1997 as BKC shifted the demand of its customer base from the commercial marketplace to high reliability product users. In addition the increased volumes of BKC-manufactured product (which generally have higher margins than resold products) contributed to the increased profits.

           Gross profits for fiscal year 1997 were $3,180,847 or 29% of revenues versus $1,947,406 or 20% of revenues for fiscal 1996. This improvement in gross profits was a direct result of product mix shift to BKC-produced high reliability products, as well as benefit of increased manufacturing volumes as discussed above.

           Total operating expenses for fiscal year 1997 were $2,301,377 or 21% of revenues versus $1,851,051 or 19% of revenues for fiscal year 1996. The increase in expenses was due to costs related to product marketing, research and development, market expansion, as well as increased administrative costs to support revenue growth.

           Research and Development expenses (R&D) were $97,051 in fiscal year 1997 versus $211,825 in the prior year. The reduction in R&D expenses reflects the cost shift into manufacturing as previously developed products are introduced in the production area.

           The major risks the Company faces are its ability to introduce product enhancements and new product development and to hire and retain key personnel.

           1996 compared to 1995. Revenues for 1996 fiscal year were $9,796,858 versus $11,277,350 for fiscal year 1995. A major element attributing to the lower revenue for fiscal year 1996 was a decrease in the level of product resale revenue which is derived from resale of components manufactured for BKC from an off-shore vendor. During fiscal year 1996 the total revenue from components resale was $1,115,000 versus $2,166,000 during fiscal year 1995. This drop of $1,051,000 in such revenue during fiscal year 1996 is related to the sensitivity of the computer industry's inventory levels and model design changes. BKC's core product line, which is 100% manufactured at its Lawrence site, saw a slight decline in fiscal year 1996 versus fiscal year 1995 resulting from BKC actions regarding increased pricing and product pruning.

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

  WORKING CAPITAL:
  ----------------
  (Data in $000's except ratios)
                                               1995         1996          1997
                                               ----         ----          ----

  Beginning of Year                           $3,100       $1,744        $2,015

  End of Year                                  1,744        2,015         2,482

  Increase/(decrease) in Working Capital.     (1,356)         271           467

  Working Capital Ratio (Current Assets/
          Current Liabilities)                  1.4           1.7           1.8

           The Company generated a $289,000 positive cash flow from operations during fiscal 1997 versus a positive cash flow of $1,193,000 for fiscal 1996. The $904,000 change in cash flow between the two years primarily reflects a decrease of $453,000 in Accounts Payable along with a $571,000 increase in Accounts Receivable.

           During fiscal 1997, an additional $127,000 of cash was provided from financing activities through additional borrowings on the Company's existing line of credit agreement with Eastern Bank.

           The combined benefit of cash generated from operations and additional borrowings were used to purchase $418,000 of plant and equipment in fiscal 1997 as compared to $145,000 in fiscal 1996.

           As of September 30, 1997, the Company had a revolving credit line with Eastern Bank for $2,500,000, collateralized by accounts receivable and inventories. The balance used on the line was $1,683,272. The line of credit agreement contains certain restrictive covenants which the Company has complied with or the bank has waived. The Company believes that its current debt and cash flow from operations will be adequate to fund all operations in fiscal 1998.

           The Company had long term debt, including the amount due within one year of $952,000. The debt is secured by all the assets of the Company. Refer to Notes 5 and 6 within the consolidated financial statements for details.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Financial statements and schedules together with the auditors reports thereon are referenced in Part IV and are attached hereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III
                                    --------

ITEM 10.      EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

           The executive officers and directors of the Company and their ages as of September 30, 1997, are as follows:


             NAME                  AGE        POSITIONS HELD WITH COMPANY

    Albert A. Magdall               62        Chairman, Director
    James R. Shiring                56        President, CEO, Director
    John L. Campbell                63        Strategic Marketing and
                                              Distribution, Clerk, Director
    William J. Kady                 57        Vice President of  Quality,
                                              Director
    Gerald T. Billadeau             55        Director
    W. Randle Mitchell, Jr.         63        Director
    Thomas M. Cunneen               37        Vice President Marketing and Sales
    Bryan A. Schmidt                45        CFO, Treasurer

           Messrs. Billadeau, Kady and Campbell founded the Company in 1985. Mr. Billadeau served as the Company's President and Chief Executive Officer from 1985 through July of 1995.

           Mr. Magdall has been a Director since November 1994. He was elected Chairman of the Board in May 1995. From July 1995 to March 1996, Mr. Magdall served as interim President and Chief Executive Officer. On March 19, 1996, Mr. Shiring became President and Chief Executive Officer, and Mr. Magdall resumed his role as Chairman and an independent Director. In 1992 and 1993, he held the position of Senior Vice President of Genicom Corporation (Nasdaq), a company involved in the manufacture and sales of computer printers. The Company's four European Sales and Service subsidiary companies were under his direction. From 1960 until 1987, Mr. Magdall was employed by IBM Corporation where he had a long record of successful management in product development and manufacturing. In 1979 and 1980, Mr. Magdall served as secretary to the IBM Corporate Management Committee reporting to the Chairman of the Board. From 1980 until 1987, Mr. Magdall served as a Vice President in several IBM business areas.

           Mr. Shiring joined BKC as its President and Chief Executive Officer and a Director on March 19, 1996. Mr. Shiring had been Managing Director of Clare Europe, a unit of CP Clare, a worldwide manufacturer of electronic components, and prior to that Chief Operating Officer of the parent company of CP Clare. Mr. Shiring's professional background covers 33 years of progressive global experience in the electronics industry with the focus on semiconductor components. His prior professional experience had been with Westinghouse, Varian, Semicon, Teledyne, and Theta-J Corporation, the forerunner to CP Clare Corporation.

           Prior to the founding of BKC, Mr. Billadeau served as Vice President and Controller of the ITT Semiconductors Division of ITT from 1980 to 1985. From 1973 to 1980, Mr. Billadeau served as Assistant Controller and Financial Manager of a subsidiary of ITT. Mr. Billadeau left BKC June 1995 pursue other interests and is currently CFO at Riverside Millwork Company in Concord NH. He remains a Director of the Company.

           Mr. Kady, Vice President of Quality and a Director, served in various capacities in the ITT Semiconductors Division of ITT, primarily in the areas of engineering, quality and reliability, with the exception of the period from 1970 to 1979, during which time Mr. Kady owned and managed an automobile dealership.

           From 1963 to 1985, Mr. Campbell, Director of Strategic Marketing and Distributor Sales, as well as a Director of the Company, held a number of sales and marketing positions in the ITT Semiconductors Division of ITT, lastly as Eastern Regional Sales Manager.

           Mr. Mitchell has been a member of the Board since 1994, and is currently Chairman of the Board of Learning Services Corporation (a privately held company specializing in post-acute acquired brain injury rehabilitation). He previously served as President and Chief Executive Officer and a director of Amoskeag Company (Nasdaq) from 1992 to 1994, and as its Chief Financial Officer from 1979 to 1991. He also served as Executive Vice President and Chief Financial Officer of Amoskeag's 80% controlled subsidiary, Fieldcrest Cannon, Inc. (NYSE), from 1985 to 1990. Mr. Mitchell has also served as Chairman of the Board of the Bangor and Aroostook Railroad, a subsidiary of Amoskeag Company, as a director and Chairman of the Audit Committee of the Keesville National Bank (New York), and as a director of Fanny Farmer Candy Shops, Inc., Boston Bancorp and the South Boston Savings Bank.

           Mr. Thomas M. Cunneen joined BKC as its Vice President of Sales and Marketing in 1996. Prior to joining BKC, Mr. Cunneen had been Vice President, Field Operations of CP Clare, a worldwide manufacturer of electronic components. Mr. Cunneen's professional background covers fourteen years of progressive global experience in the electronics industry with the focus on semiconductor components. His prior professional experience has been with Sprague, Sigma Instruments and Theta-J Corporation, the forerunner to CP Clare Corporation for the past ten years.

           Mr. Bryan A. Schmidt joined BKC as its Controller in June 1996 and was subsequently elected treasurer and CFO. Mr. Schmidt's professional training includes degrees of BS and MBA in Finance from Northeastern University and progressive financial management experience within manufacturing concerns for the last twenty years. Prior to joining BKC, Mr. Schmidt was Controller and CFO for Gare, Inc., a manufacturer of products for the ceramics industry.

           All directors hold office until the next annual meeting of stockholders and until their successors have been elected. The officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company. There are no family relationships among any of the directors and executive officers of the Company.

           The Company's outside directors, Messrs. Mitchell, Billadeau, and Magdall serve on the Audit and Compensation Committees.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     -------------------------------------------------------

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of its common stock to file reports with the Securities and Exchange Commission disclosing their ownership of stock in the Company and changes in such ownership. Copies of such reports are also required to be furnished to the Company. Based solely on a review of the copies of such reports received by it, the Company believes that during fiscal 1997, all such filing requirements were complied with.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

           The following table sets forth the compensation paid to the Chief Executive Officer and the other most highly compensated executive officer (the "Named Executive Officers") by the Company for services to the Company for the fiscal years ended September 30, 1997, 1996, and 1995. None of the Company's other executive officers had a total annual salary and bonus exceeding $100,000 during fiscal 1997.


                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION

                                                FISCAL                                      ALL OTHER
     NAME                                       YEAR        SALARY($)        BONUS($)       COMP. $(1)
     ----                                       ----        ---------        --------       ----------



   James R. Shiring (2)                        1997          $130,000       $10,000           $1,146
   President and CEO, Director                 1996            92,500             0              700
                                               1995               ---           ---              ---

   Thomas M. Cunneen (3)                       1997           100,000        12,000              286
   Vice President of Sales & Marketing         1996            59,615           ---              167
                                               1995               ---           ---              ---

   ------------------------------------------------

   (1)   Premium cost of life insurance policy for Mr. Shiring and Mr. Cunneen.
   (2)   Mr. Shiring became President and Chief Executive Officer of the Company on March 19, 1996.
   (3)   Mr. Cunneen joined the Company as Vice President. of Sales and Marketing on May 14, 1996.

                          FISCAL YEAR END OPTION VALUES

           During Fiscal 1997, none of the named executive officers exercised options that had been granted by the Company. The following table sets forth information regarding the vested and unvested number of shares and the unrealized value (the difference between the option price and the market value) of the referenced options issued by the Company and held by the Named Executive Officers on October 1, 1997.


                        NUMBER OF SHARES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                          UNEXERCISED OPTIONS (#)                     OPTIONS ($)

Name                  Vested            Unvested              Vested            Unvested
James R. Shiring      37,500             37,500              $51,375              $51,375
Thomas M. Cunneen     25,000             25,000                9,250                9,250

           Mr. Shiring and Mr. Cunneen have employment agreements with the Company that provide for the payment salary and benefits. Agreements automatically renew for successive one year periods, unless terminated per terms of the agreements.


                         COMPENSATION COMMITTEE REPORT

           For fiscal 1997, the Compensation Committee approved a formal cash incentive compensation plan ("Plan") which rewarded several key employees if certain predetermined earnings targets were achieved and certain business objectives were met. The actual results for fiscal 1997 were such that a total of $92,000 was awarded to the Plan participants. A similar incentive compensation plan for certain key employees has been approved by the Compensation Committee for fiscal 1997.

                             DIRECTORS' COMPENSATION

           The outside Directors' compensation is as follows: (i) reimbursement for expenses related to attendance at each meeting. (ii) payment of $1,000 for each Board of Directors meeting attended, and $500.00 for each committee meeting attended. If a committee meeting occurs the same day as a board meeting, only the Board Meeting fee will be paid. (iii) grant of stock options valued at $7,500.00 each year pursuant to the Company's Non-Employee Director Stock Option Plan by the stockholders of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

           The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 12, 1997, by
(i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors who owns Common Stock; (iii) each of the named executive officers; and
(iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown as being beneficially owned by such person, based on information provided by such owners.


                                                              COMMON STOCK             PERCENT OF SHARES
 NAME                                                       BENEFICIALLY OWNED           OUTSTANDING(5)
 ----                                                       ------------------           --------------

 Gerald T. Billadeau (1) ...................................      196,680                   15.4%

 John L. Campbell (2) ......................................      165,660                   13.0%

 William J. Kady (3) .......................................      206,370                   16.2%

 Albert A. Magdall (4) .....................................       37,730                    3.0%

 W. Randle Mitchell, Jr. (5) ...............................        4,730                      *

 James R. Shiring (6).......................................       37,500                    2.9%

 Thomas M. Cunneen (7) .....................................       25,000                    1.9%

 All officers and directors as a group (8 persons) (8) .....      682,003(9)                53.4%



*Less than 1%.
(1) Includes beneficial ownership of 180 shares of Common Stock held by spouse.
(2) Includes beneficial ownership of 160 shares of Common Stock held by spouse.
(3) Includes beneficial ownership of 6,100 shares of Common Stock held by spouse.
(4) Includes 4,730 shares which may be acquired by exercise of stock options within 60 days after Dec. 12, 1997.
(5) Includes 4,730 shares which may be acquired by exercise of stock options within 60 days after Dec. 12, 1997.
(6) Consists of 37,500 shares which may be acquired by exercise of stock options within 60 days after Dec. 12, 1997.
(7) Consists of 25,000 shares which may be acquired by exercise of stock options within 60 days after Dec. 12, 1997.
(8) Based on 1,276,411 shares outstanding.
(9) Includes 80,293 shares which may be acquired by exercise of stock options within 60 days after Dec. 12, 1997.

           The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The Company also knows of no agreements among its shareholders which relate to voting or investment power of its shares of Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------
           None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)  Documents filed as part of this report:

     (1) Financial Statements:                                      PAGE

         Index to Consolidated Financial Statements and              20
           Schedules

         Report of Independent Certified Public                      21
           Accountants

         Consolidated Balance Sheet, September 30, 1997              22
           and 1996

         Statement of Consolidated Income (Loss) for the             23
           years ended September 30, 1997, 1996 and 1995

         Statement of Consolidated Stockholders' Equity              24
           for the years ended September 30, 1997, 1996
           and 1995

         Statement of Consolidated Cash Flows for the                25
           years ended September 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements,                 26
           September 30, 1997, 1996 and 1995

    (2)  Schedules for the years ended September 30, 1997,
         1996 and 1995:

         II - Valuation and Qualifying Accounts                      38

    All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.


    (3) Exhibits:

   EXHIBIT
     NO.                           TITLE
     ---                           -----

     **3.2   -Restated Articles of Organization of the
              Registrant
     **3.4   -Amended and Restated By-Laws of the Registrant
      *4.3   -Specimen share certificate.
     *10.3   -Registrant's Savings Plan dated September 20,
              1991.
   **10.28   -Agreement dated March 25, 1992 between
              Registrant and Arthur W. Wood Company, Inc.

    EXHIBIT
      NO.                         TITLE
      ---                         -----

     10.39 -Financing with Eastern Bank, filed as an exhibit to the Company's Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.
     10.40 -BKC/Eastern Bank/City of Lawrence - HUD Financing Agreement dated November 25, 1996, filed as an exhibit to the Company's Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.
     27.1   -Financial data schedule
  ***99.1   -Registrant's 1994 Stock Option Plan
  ***99.2   -Registrant's 1994 Non-Employee Director Stock
             Option Plan


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

(b)    Reports on Form 8-K:

       The Company filed no Reports on Form 8-K with the Securities and Exchange Commissions during the quarter ended September 30, 1997.

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           BKC Semiconductors Incorporated


Date:  December 23, 1997    /s/ James R. Shiring
                            -------------------------------------------------
                            By:  James R. Shiring, President and Chief Executive
                            Officer, Director, Principal Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 23, 1997     /s/ James R. Shiring
                             ---------------------------------------------------
                             James R. Shiring, President and Chief Executive
                             Officer, Director, Principal Executive Officer



Date:  December 23, 1997     /s/ Bryan A. Schmidt
                             ---------------------------------------------------
                             Bryan A. Schmidt, CFO, Treasurer, Principal
                             Financial and Accounting Officer



Date:  December 23, 1997      /s/ John L. Campbell
                              --------------------------------------------------
                              John L. Campbell, Strategic Marketing
                              and Distribution, Clerk, Director



Date:  December 23, 1997      /s/ William J. Kady
                              --------------------------------------------------
                              William J. Kady, Vice President Quality, Director



                              --------------------------------------------------
Date:  December 23, 1997      Albert A. Magdall, Chairman, Director



                              --------------------------------------------------
Date:  December 23, 1997      W. Randle Mitchell, Jr., Director



                              --------------------------------------------------
Date:  December 23, 1997      Gerald T. Billadeau, Director

                         BKC SEMICONDUCTORS INCORPORATED

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE
                                                                       ----

Financial Statements:

  Report of Independent Certified Public Accountants                    21

  Consolidated Balance Sheet, September 30, 1997 and 1996               22

  Statement of Consolidated Income (Loss) for the years                 23
    ended September 30, 1997, 1996 and 1995

  Statement of Consolidated Stockholders' Equity for the                24
    years ended September 30, 1997, 1996 and 1995

  Statement of Consolidated Cash Flows for the years                    25
    ended September 30, 1997, 1996 and 1995

  Notes to Consolidated Financial Statements, September                 26
    30, 1997, 1996 and 1995

Schedules for the years ended September 30, 1997, 1996 and 1995:

  II - Valuation and Qualifying Accounts                                38

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.


        ----------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of BKC Semiconductors Incorporated

            We have audited the accompanying consolidated balance sheet of BKC Semiconductors Incorporated and subsidiaries as of September 30, 1997 and 1996, and the consolidated statements of income (loss), stockholders' equity and cash flows for the years ended September 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BKC Semiconductors Incorporated and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

            Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audits, such financial schedules present fairly the information required to be set forth therein.


                                               SULLIVAN BILLE, P.C.



Boston, Massachusetts
October 31, 1997


                         BKC SEMICONDUCTORS INCORPORATED
                         -------------------------------

             CONSOLIDATED BALANCE SHEET, SEPTEMBER 30, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                           1997            1996
---------------------------------------------------------------------------------------------------------------------------------

                                      A S S E T S
                                      ===========
CURRENT ASSETS:
  Cash                                                  $     3,593    $     5,921
  Accounts and notes receivable - trade (less
    allowance for doubtful accounts: 1997,
    $14,706; 1996, $11,694)                               1,811,349      1,274,927
  Inventories                                             3,249,197      3,119,741
  Prepaid expenses                                           78,098         33,577
  Deferred income taxes                                     274,900        460,000
                                                        -----------    -----------

        Total current assets                              5,417,137      4,894,166

PROPERTY AND EQUIPMENT - Net                              1,455,668      1,426,439

OTHER ASSETS                                                 31,410        107,908
                                                        -----------    -----------
                                    TOTAL               $ 6,904,215    $ 6,428,513
                                                        ===========    ===========

                          L I A B I L I T I E S   A N D
                      S T O C K H O L D E R S'    E Q U I T Y
                      =======================================
CURRENT LIABILITIES:
  Note payable - bank                                   $ 1,683,272    $ 1,430,839
  Accounts payable                                          566,061      1,019,836
  Accrued liabilities                                       301,626         54,481
  Current maturities of long-term debt                      383,986        374,070
                                                        -----------    -----------
         Total current liabilities                        2,934,945      2,879,226
                                                        -----------    -----------
LONG-TERM DEBT - Net of current maturities                  568,184        580,610
                                                        -----------    -----------
DEFERRED INCOME TAXES                                        54,300
                                                        -----------    -----------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A - 6%,
    authorized, 5,000 shares of no par value;
    issued 2,940 shares                                     242,078        242,078
  Common stock - authorized, 2,000,000 shares
    of no par value; issued, 1,295,311 shares             3,916,721      3,916,721
  Deficit                                                  (456,394)      (834,503)
                                                        -----------    -----------
         Total                                            3,702,405      3,324,296
  Less cost of shares held in treasury:
    Convertible preferred stock, 2,940 shares               235,200        235,200
    Common stock, 18,900 shares                             120,419        120,419
                                                        -----------    -----------
                           Stockholders' equity - net     3,346,786      2,968,677
                                                        -----------    -----------
                                    TOTAL               $ 6,904,215    $ 6,428,513
                                                        ===========    ===========

                 See notes to consolidated financial statements.
---------------------------------------------------------------------------



                         BKC SEMICONDUCTORS INCORPORATED

                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
                                         1997            1996            1995
--------------------------------------------------------------------------------

REVENUE                               $ 11,089,064    $ 9,796,858    $ 11,277,350

COST OF REVENUE                          7,908,217      7,849,452       9,999,378
                                      ------------    -----------    ------------
GROSS PROFIT                             3,180,847      1,947,406       1,277,972
                                      ------------    -----------    ------------

OPERATING EXPENSES:
  Selling                                1,191,734        898,714       1,286,202
  General and administrative             1,012,592        740,512         785,415
  Research and development                  97,051        211,825         161,707
  Write down of assets of Photo
    Detector division                                                     574,873
                                      ------------    -----------    ------------

    Total operating expenses             2,301,377      1,851,051       2,808,197
                                      ------------    -----------    ------------
INCOME (LOSS) FROM OPERATIONS              879,470         96,355      (1,530,225)
                                      ------------    -----------    ------------

OTHER (INCOME) EXPENSE:
  Interest expense - net                   252,192        293,262         311,727
  Gain on disposal of property and
    equipment                                            (208,815)
                                      ------------    -----------    ------------

     Other expense - net                   252,192         84,447         311,727
                                      ------------    -----------    ------------

INCOME (LOSS) BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                627,278         11,908      (1,841,952)

PROVISION (CREDIT) FOR INCOME TAXES        249,169        (22,248)       (634,483)
                                      ------------    -----------    ------------

NET INCOME (LOSS)                     $    378,109    $    34,156    $ (1,207,469)
                                      ============    ===========    ============

NET INCOME (LOSS) PER SHARE           $        .30    $       .03    $       (.97)
                                      ============    ===========    ============

                 See notes to consolidated financial statements.
---------------------------------------------------------------------------


                         BKC SEMICONDUCTORS INCORPORATED
                         ===============================
                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------------------------------------------------------

                                                                            CONVERTIBLE
                                CONVERTIBLE                   RETAINED      PREFERRED       COMMON
                                 PREFERRED        COMMON      EARNINGS      STOCK HELD     STOCK HELD    STOCKHOLDERS'
                                   STOCK          STOCK       (DEFICIT)     IN TREASURY   IN TREASURY     EQUITY - NET
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1994   $   242,078    $ 3,834,221    $ 338,810    $(235,200)     $(118,115)       $4,061,794

PURCHASE OF 1,000 SHARES OF
  COMMON STOCK FOR THE
  TREASURY                                                                                   (2,304)          (2,304)

NET LOSS FOR THE YEAR                                        (1,207,469)                                  (1,207,469)
                                -----------    -----------    ---------    ---------      ---------        ----------
BALANCE AT SEPTEMBER 30, 1995       242,078      3,834,221     (868,659)    (235,200)      (120,419)        2,852,021

ISSUANCE OF 33,000 SHARES OF
  COMMON STOCK                       82,500         82,500

NET INCOME FOR THE YEAR              34,156                      34,156
                                -----------    -----------    ---------    ---------      ---------        ----------
BALANCE AT SEPTEMBER 30, 1996       242,078      3,916,721     (834,503)    (235,200)      (120,419)        2,968,677

NET INCOME FOR THE YEAR             378,109                     378,109
                                -----------    -----------    ---------    ---------      ---------        ----------
BALANCE AT SEPTEMBER 30, 1997   $   242,078    $ 3,916,721    $(456,394)   $(235,200)     $(120,419)       $3,346,786
                                ===========    ===========    =========    =========      =========        ==========

                 See notes to consolidated financial statements.
---------------------------------------------------------------------------


                         BKC SEMICONDUCTORS INCORPORATED

                      STATEMENT OF CONSOLIDATED CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------------------------

                                                     1997              1996            1995
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and
    tenants                                        $ 10,517,642    $ 10,413,935    $ 10,990,248
  Cash paid to suppliers and employees               (9,964,575)     (9,123,310)    (11,047,999)
  Interest received                                       2,959
  Interest paid                                        (255,151)       (293,262)       (311,727)
  Income taxes paid                                     (11,469)         (8,030)        (32,800)
  Income tax refunds received                           204,003         436,627
                                                   ------------    ------------    ------------
                  Net cash provided by operating
                    activities                          289,406       1,193,336          34,349
                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (418,917)       (145,049)       (268,196)
  Proceeds from disposal of property and
    equipment                                                           426,344
                                                   ------------    ------------    ------------
                  Net cash provided by (used in)
                    investing activities               (418,917)        281,295        (268,196)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line-
    of-credit agreements                                252,433        (848,808)        647,596
  Proceeds from issuance of long-term
    debt                                                244,912          55,819          26,864
  Principal payments on long-term debt                 (370,162)       (704,061)       (462,065)
  Purchase of stock for the treasury                     (2,304)
                                                   ------------    ------------    ------------
                  Net cash provided by (used in)
                    financing activities                127,183      (1,497,050)        210,091
                                                   ------------    ------------    ------------
NET DECREASE IN CASH                                     (2,328)        (22,419)        (23,756)

CASH AT BEGINNING OF YEAR                                 5,921          28,340          52,096
                                                   ------------    ------------    ------------
CASH AT END OF YEAR                                $      3,593    $      5,921    $     28,340
                                                   ============    ============    ============

                 See notes to consolidated financial statements.
-----------------------------------------------------------------------------

                         BKC SEMICONDUCTORS INCORPORATED
                         ===============================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995
                        ---------------------------------


1.  OPERATIONS

          BKC Semiconductors Incorporated (the Company), and its subsidiaries,
            Souza Semiconductors, Inc. (Souza), BKC Photo Detector Division, Inc. (Photo Detector) and Clearwater Enterprises of Massachusetts, Inc. (Clearwater), design, manufacture and market discrete and photo detector semi-conductor devices in the United States and internationally. The Company grants credit to its customers in the industrial, automotive, telecommunications, military and aerospace industries. Approximately 7.5%, 8% and 19% of revenues during the years ended September 30, 1997, 1996 and 1995, respectively, were from international sales.

          There was one customer which accounted for 16.5% and 10% of revenue for the years ended September 30, 1997 and 1996, respectively. There were no customers accounting for more than 10% of revenue during the year ended September 30, 1995.

2.  SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

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

          MANAGEMENT ESTIMATES
          --------------------

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

          REVENUE RECOGNITION
          -------------------

          Revenue from product sales is recorded upon shipment to the customer.

          INVENTORIES
          -----------

          Inventories are valued at the lower of cost (first-in-first-out method) or market.

          PROPERTY AND EQUIPMENT
          ----------------------

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

          INCOME TAXES
          ------------

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

3.  INVENTORIES

          Inventories consisted of the following:

                                                       September 30,
                                       -----------------------------------------
                                               1997                     1996
                                               ----                     ----

              Raw Material                 $  681,157               $  558,008
              Work in Process               1,756,847                1,519,481
              Finished Goods                  811,193                1,042,252
                                           ----------               ----------
                     Total                 $3,249,197               $3,119,741
                                           ==========               ==========

4.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                             September 30,
                                                -----------------------------------

                                                   1997                     1996
                                                   ----                     ----

         Machinery and equipment                 $5,673,562              $5,268,890
         Leasehold improvements                     247,889                 233,444
         Equipment under capital lease              132,000                 132,000
         Furniture and office equipment             153,583                  31,043
                                                 ----------              ----------

              Total                               6,207,034               5,665,377
         Less accumulated depreciation and
           amortization                           4,751,366               4,238,938
                                                 ----------              ----------

         Property and equipment - net            $1,455,668              $1,426,439
                                                 ==========              ==========


          The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:

                    CLASS DESCRIPTION                           YEARS
                    -----------------                           -----

          Machinery and equipment                              5 - 10
          Leasehold improvements                                 10
          Equipment under capital lease                           5
          Furniture and office equipment                       5 - 10


5.  NOTE PAYABLE - BANK

          Note payable - bank of $1,683,272 and $1,430,839 at September 30, 1997 and 1996, respectively, represents borrowings on the Company's $2,500,000 line of credit. Interest is payable monthly at prime plus 1% (1997, 9-1/2%; 1996, 9-1/4%). The line is collateralized by a security interest in substantially all assets of the Company. The loan documents contain certain restrictive covenants which the Company has complied with or the bank has waived. The revolving line-of-credit agreement has a renewal date of January 31, 1998.

6.  LONG-TERM DEBT

  Long-term debt consisted of the following:
                                                                         September 30,
                                                                   ------------------------------

                                                                      1997          1996
                                                                      ----          ----

Note payable - bank, prime plus 1% (1997, 9-1/2%; 1996, 9-1/4%), payable in monthly instalments of $27,500, plus interest, balance due March 2000, collateralized by a security interest in
  substantially all assets of the Company and a $450,000 guarantee by the City of Lawrence, Massachusetts, the guarantee is reduced by $25,000 per month and expires May 1998
                                                                      $852,500   $908,839

Notes payable - other, 8-1/2%, payable in monthly instalments aggregating $2,920 ($2,778 in 1996), including interest, through
  September 1998, collateralized by
  security interests in certain equipment                               30,731     11,108

Capital lease obligations, 10.7% to 14.2%, payable in monthly instalments aggregating $3,726 ($2,825 in 1996), including interest, through December 2000, collateralized by security
  interests in certain equipment                                        68,939     34,733
                                                                      --------   --------

          Total                                                        952,170    954,680

Less current maturities                                                383,986    374,070
                                                                      --------   --------

Long-term debt - net                                                  $568,184   $580,610
                                                                      ========   ========


 The above note payable - bank contains the same restrictive covenants as the Company's line of credit (Note 5) which the Company has complied with or the bank has waived.

 Principal payments of long-term debt as of September 30, 1997 are due as follows:

      YEAR ENDED
     SEPTEMBER 30,                              AMOUNT
     -------------                              ------

         1998                                 $383,986
         1999                                  347,651
         2000                                  212,294
         2001                                    8,239
                                              --------

                             Total            $952,170
                                              ========

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

             YEAR ENDED
            SEPTEMBER 30,                      AMOUNT
            -------------                      ------

                1998                          $166,000
                1999                           168,000
                2000                           168,000
                2001                            14,000
                                              --------

                                Total         $516,000
                                              ========


          The above future minimum lease payments have not been reduced by the total sublease rentals to be received of approximately $619,000 under non-cancelable subleases.

          The amount charged to rent expense was approximately $144,000, for each of the years ended September 30, 1997, 1996 and 1995. The Company received approximately $210,500, $228,400 and $219,000 in sublease rental income for the years ended September 30, 1997, 1996 and 1995, respectively.

          The Company leases certain equipment under operating lease agreements which expire at various dates through December 1999. The future minimum lease payments are as follows:

            YEAR ENDED
           SEPTEMBER 30,                      AMOUNT
           -------------                      ------

               1998                          $ 54,045
               1999                             9,096
               2000                             7,180
               2001                             2,127
                                              -------

                                   Total      $72,448
                                              =======


8.  INCOME TAXES

          Provision (credit) for income taxes consisted of the following:

                                                             September 30,
                                  ----------------------------------------------------

                                     1997                 1996                 1995
                                     ----                 ----                 ----

  Current:
    Federal                                             $ 11,252           $(215,988)
    State                           $  9,769               9,000              30,205
  Deferred:
    Federal                          213,500             (42,352)           (355,805)
    State                             25,900                (148)            (92,895)
                                    --------            --------           ---------
       Provision (credit) for
             income taxes - net     $249,169            $(22,248)          $(634,483)
                                    ========            ========           =========

          The differences between the provision (credit) for income taxes and income taxes using the U.S. Federal Income Tax Rate of 34% is as follows:

                                                            September 30,
                                       -------------------------------------------------------------

                                            1997                 1996                1995
                                            ----                 ----                ----

    Amount computed using the
      above rate                           $213,300           $ 4,000             $(626,300)
    State income tax - net of
      federal tax benefit                    23,600            10,200              (107,375)
    Reduction of deferred tax
      asset due to uncertainty of
      state loss carryforward, net
      of federal tax benefit                                                         66,000
    Other                                    12,269           (36,448)               33,192
                                           --------          --------             ---------

        Provision (credit) for
              income taxes - net           $249,169          $(22,248)            $(634,483)
                                           ========          ========             =========


          The Company has available federal net operating loss carryforwards of approximately $397,700 expiring through September 2011 and state net operating loss carryforwards of approximately $1,732,200 expiring through September 2001. A deferred tax asset valuation allowance of $66,700 and $100,000 at September 30, 1997 and 1996, respectively, has been recognized to offset the related deferred tax asset due to the uncertainty of realizing a portion of the benefit of the state loss carryforward.

          Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           September 30,
                                                   -----------------------------

                                                      1997              1996
                                                      ----              ----

    Deferred income tax assets:
      Federal and state net operating loss
        carryforwards                                 $299,900         $616,900
      Inventory reserve                                 61,100           51,700
      Other non-deductible accruals                      8,700            6,900
                                                      --------         --------

              Total deferred income tax
                assets                                 369,700          675,500

    Deferred income tax liabilities - tax
      over book depreciation                          (82,400)         (115,500)
    Valuation allowance for deferred tax
      assets                                          (66,700)         (100,000)
                                                     --------          --------

                   Net deferred income tax
                     asset                            $220,600         $460,000
                                                      ========         ========

          The above deferred income tax assets and liabilities are shown in the accompanying consolidated balance sheet under the following captions:

                                                                September 30,
                                                           ---------------------

                                                            1997          1996
                                                            ----          ----

              Current asset                               $274,900      $460,000
              Long-term liability                          (54,300)
                                                          --------

                        Net deferred income tax asset     $220,600      $460,000
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

          The Company is not required to make any contributions under the Plan and did not make a contribution to the Plan during the years ended September 30, 1997, 1996 and 1995.

10. NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period. Shares reserved for outstanding warrants have been excluded from the net income per share calculation because their effect is antidilutive. The weighted average number of shares outstanding is as follows:


                    YEAR ENDED                           NUMBER
                   SEPTEMBER 30,                         OF SHARES
                   -------------                         ---------

                       1997                              1,276,411
                       1996                              1,272,895
                       1995                              1,243,978


11. STOCK PURCHASE WARRANTS

          Inconnection with the Company's public offering in August 1992, the Company sold to the underwriter warrants to purchase up to 50,000 shares of common stock at a price per share equal to 140% of the initial per share public offering price of the common stock of $7. The underwriter warrants were exercisable for a period of four years commencing August 21, 1993. The warrants expired in August 1997 without being exercised.

12. STOCK OPTION PLANS

          During the year ended September 30, 1995, the Company's Board of
            Directors and Stockholders approved the 1994 Stock Option Plan (the
            Plan) covering its officers and employees. The total number of shares of common stock, no par value, for which options may be granted under the Plan, as amended, cannot exceed 235,000 shares.

          Following the statutory requirements of the Internal Revenue Code, the Plan provides that the Board of Directors may establish the purchase price of the stock at the time the option is granted. However, the purchase price may not be less than 100 percent of the fair market value of the Company's common stock. The aggregate fair market value of the stock for which any employee may be granted options in any calendar year shall not exceed $100,000 plus any unused limit carried over (as defined in the Plan) to such year from any prior calendar year. The Plan terminates in 2004, ten years from its effective date. Options granted vest over a period of two to three years and expire ten years from the date of grant. The Plan provides that any outstanding options will become immediately exercisable upon merger or acquisition transaction in which the Company does not survive as a separate entity.

          Also during the year ended September 30, 1995, the Company's Board of Directors and Stockholders approved the 1994 Non- Employee Director Stock Option Plan (the NED Plan). The total number of shares of common stock, no par value, for which options may be granted under the NED Plan cannot exceed 60,000 shares.

          The NED Plan provides that the Board of Directors may select non-employee directors of the Company to whom the options will be granted. Options may be granted on April 1 of each year for each non-employee director for a number of shares of common stock not to exceed $7,500 in market value at the date of grant. The purchase price may not be less than 100 percent of the fair market value of the Company's common stock at the time the option is granted. The NED Plan terminates in 2004, ten years from its effective date. Options granted vest over a two year period and expire ten years from the date of grant or 180 days after a director ceases to be a director.

      The following table summarizes stock option activity:

                                                      STOCK            PRICE
                                                      OPTION         PER SHARE
                                                      ------         ---------

          Outstanding at September 30, 1994             -0-             -0-
          Granted                                      7,060           $2.13
                                                     -------       -------------

          Outstanding at September 30, 1995            7,060          $2.13
          Granted                                    216,500       $2.00 - $3.75
                                                     -------       -------------

          Outstanding at September 30, 1996          223,560       $2.00 - $3.75
          Granted                                     31,250       $1.88 - $2.00
          Cancelled                                  (5,000)            ($3)
                                                    --------       -------------

          Outstanding at September 30, 1997          249,810       $1.88 - $3.75
                                                     =======       =============

          Exercisable at:
            September 30, 1996                           -0-         -0-
            September 30, 1997                        97,635       $2 - $3.75

          Available for Grant at:
            September 30, 1996                        71,440
            September 30, 1997                        45,190


      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1997
                                                              ----

          Net income - as reported                          $378,109
          Net income - pro forma                             370,388
          Earnings per share - as reported                      0.30
          Earnings per share - pro forma                        0.29


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

13. CASH FLOW INFORMATION

          The following is a reconciliation of net income (loss) to net cash provided by operating activities for the years ended September 30, 1997, 1996 and 1995:

                                                1997             1996          1995
                                                ----             ----          ----

Net income (loss)                               $ 378,109    $    34,156    $(1,207,469)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
  Non-cash charges (credits) to
    net income (loss):
    Depreciation and amortization                 538,003        528,061        562,688
    Gain on disposal of property
      and equipment                                             (208,815)
    Write down of assets of Photo
      Detector division                                                         574,873
    Provision for doubtful
      accounts                                     35,000          7,244         11,410
    Reserve for inventory
      obsolescence                                203,000                       551,908
    Deferred income taxes                         239,400        (42,500)      (448,700)
  Decrease (increase) in other
    assets                                         50,923        (24,058)       (24,135)
  Decrease (increase) in current
    assets:
    Accounts receivable                          (571,422)       617,577       (287,102)
    Refundable income taxes                       215,255        218,044
    Inventories                                  (332,456)       (81,659)      (105,639)
    Prepaid expenses                              (44,521)         9,755         15,857
  Increase (decrease) in current liabilities:
    Accounts payable                             (453,775)       122,337        179,397
    Accrued liabilities                           247,145         15,983         (6,783)
                                                ---------    -----------    -----------

        Net cash provided by
          operating activities                  $ 289,406    $ 1,193,336    $    34,349
                                                =========    ===========    ===========


          The Company incurred the following non-cash investing and financing activities:

            During the years ended September 30, 1997 and 1995, $122,740 and
               $307,375, respectively, of property additions were financed.

            During the year ended September 30, 1997, the Company refinanced
               $855,088 of long-term debt with the same bank.

            TheCompany issued 33,000 shares of common stock for $82,500 in lieu of compensation during the year ended September 30, 1996.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments:

            CASH
            ----

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

          The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                September 30,
                                 ------------------------------------------------------------------------------

                                               1997                                     1996
                                 ------------------------------------------------------------------------------

                                    CARRYING               FAIR              CARRYING               FAIR
                                     AMOUNT               VALUE               AMOUNT                VALUE
                                     ------               -----               ------                -----

           Cash                    $   3,593            $   3,593           $   5,921            $   5,921
           Line-of-credit          1,683,272            1,683,272           1,430,839            1,430,839
           Long-term debt
             (including current
             maturities)             952,170              952,170             954,680              954,680


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

          Ifthe Company were required to pay cleanup costs, applicable hazardous waste laws allow the Company to seek contribution from other parties who caused the contamination or are also subject to strict liability (i.e., current and former owners and operators). The current owner and the prior lessee have agreed to hold harmless the Company with respect to any contamination that may have occurred prior to October 16, 1985.

          Although the outcome of this matter and the cost, if any, to the Company cannot be reasonably estimated at this time, management does not believe that the cost, if any, to the Company will have a material adverse effect on the financial position of the Company.

                                                                     SCHEDULE II





                         BKC SEMICONDUCTORS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------------------------------------------------------
     COLUMN A                    COLUMN B                 COLUMN C                      COLUMN D                COLUMN E
--------------------------------------------------------------------------------------------------------------------------------

                                                          ADDITIONS
                                 BALANCE                 ----------
                                    AT           CHARGED TO      CHARGED TO                                      BALANCE
                                 BEGINNING       COSTS AND          OTHER                                         AT END
      DESCRIPTION                OF YEAR         EXPENSES         ACCOUNTS              DEDUCTIONS               OF YEAR
--------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER
  30, 1995:

  Allowance for
    doubtful accounts              $10,092           $11,410                            $1,502 (1)               $20,000

  Reserve for
   inventory
   obsolescence                      $ -0-          $551,908                                                    $551,908

YEAR ENDED SEPTEMBER
  30, 1996:

  Allowance for
    doubtful accounts              $20,000            $7,244                            $15,550 (1)              $11,694

  Reserve for
   inventory
   obsolescence                   $551,908                                             $423,405 (2)             $128,503

YEAR ENDED SEPTEMBER
  30, 1997:

  Allowance for
    doubtful accounts              $11,694           $35,000                            $31,988 (1)              $14,706

  Reserve for
   inventory
   obsolescence                   $128,503          $203,000                           $179,619 (2)             $151,884


(1) Represents accounts written off during the respective period.

(2) Represents inventory written off during the respective period.

