Form 10-K/A
period 1997-09-30
BKC SEMICONDUCTORS INC
filed 1998-01-29
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended September 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _________________ to ____________________

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


                                        SUMMARY COMPENSATION TABLE
                                        --------------------------
                                           ANNUAL COMPENSATION

                                            FISCAL                                  ALL OTHER
  NAME                                       YEAR      SALARY($)     BONUS($)       COMP. $(1)
  ----                                       ----      ---------     --------       ----------



James R. Shiring (2)                         1997       $130,000     $10,000         $1,146
President and CEO, Director                  1996         60,000           0            700
                                             1995            ---         ---            ---

Thomas M. Cunneen (3)                        1997        100,000      12,000            286
Vice President of Sales & Marketing          1996         59,615         ---            167
                                             1995            ---         ---            ---


----------
(1)  Premium cost of life insurance policy for Mr. Shiring and Mr. Cunneen.
(2) Mr. Shiring became President and Chief Executive Officer of the Company on March 19, 1996.
(3) Mr. Cunneen joined the Company as Vice President. of Sales and Marketing on May 14, 1996.

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


                           NUMBER OF SHARES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                              UNEXERCISED OPTIONS (#)                      OPTIONS ($)
                              -----------------------                      -----------

Name                         Vested       Unvested               Vested            Unvested
James R. Shiring             37,500        37,500               $51,375              $51,375
Thomas M. Cunneen            25,000        25,000                 9,250                9,250


            Mr. Shiring and Mr. Cunneen have employment agreements with the Company that provide for the payment salary and benefits. Agreements automatically renew for successive one year periods, unless terminated per terms of the agreements.

                          COMPENSATION COMMITTEE REPORT

            This report, prepared by the Compensation Committee, addresses the Company's executive compensation policies and the basis on which fiscal 1997 executive officer compensation determinations were made. The Compensation Committee designs and approves all components of executive pay. During fiscal 1997, the Compensation Committee members were Albert A. Magdall and W. Randle Mitchell, Jr., both non-employee directors.

COMPENSATION PHILOSOPHY

            The objectives of the Company's executive  compensation  program are
(i) to enable the Company to attract, retain and award executives who contribute to both the short-term and the long-term success of the Company, (ii) align compensation with business objectives and individual performance, and (iii) tie the interests of the Company's executives to the interests of the Company's stockholders. The primary components of the Company's executive compensation program are salary, stock options, and performance-related bonuses. The Compensation Committee believes that executive compensation packages should be viewed as a whole in order to properly asses their appropriateness.

            In establishing total compensation packages for its executive officers, the Compensation Committee takes into account the compensation packages offered to executives of other semiconductor equipment companies of similar stature, length of service, prior experience and the Compensation Committee's judgment as to individual contributions. These factors are not assigned specific mathematical weight.

SALARY

            Base salaries are reviewed annually. Changes in base salary from year to year depend upon such factors as individual performance, cost of living changes and the economic and business conditions affecting the Company. Mr. Shiring's base salary in 1997 was $130,000 as compared to $60,000 in fiscal 1996 (during fiscal 1996, Mr. Shiring was employed by the Company beginning on March 19, 1996).

STOCK OPTIONS

            As noted above, stock options are an important component of total executive compensation. Stock options are considered long-term incentives that link the long-term interests of management with those of the Company's stockholders. While no stock options were granted to executive officers in fiscal 1997, the Company believes that options previously granted provide such incentive.

BONUS

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

                COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN

            The following performance graph assumes an investment of $100 on September 30, 1992 and compares the change thereafter in the market price of the Company's common stock with a broad market index (S&P 500) and an industry index (S&P Electronics (Component Distributors)-500). The Company paid no dividends during the periods shown; the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect fiscal year-end dates and do not reflect fluctuations between those dates.


                            TOTAL SHAREHOLDER RETURNS
                             (Dividends Reinvested)


                                                    BASE
                                                   PERIOD                    SEPT        SEPT        SEPT        SEPT
COMPANY/INDEX                                      SEPT 92     SEPT 93        94          95          96          97
                                                   -------     -------        --          --          --          --

BKC SEMICONDUCTORS INC                               100        112.00       62.00      76.00       56.00       54.00
S&P ELECTRONICS (COMPONENT DISTRIBUTORS)-500         100        106.39      119.01     123.02      145.12      186.20
S&P 500 INDEX                                        100        113.00      117.17     152.02      182.93      256.92


[GRAPHIC OMITTED]
GRAPH OMITTED ABOVE SHOWS THE PERFORMANCE OF BKC SEMICONDUCTORS AS COMPARED TO THE S&P ELECTRONICS AND THE S&P 500 INDEX FOR THE YEARS SEPTEMBER 1992 THROUGH SEPTEMBER 1997.


            THE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION AND THE COMPARISON OF TOTAL STOCKHOLDER RETURN INFORMATION ABOVE SHALL NOT BE DEEMED "SOLICITING MATERIAL" OR INCORPORATED BY REFERENCE INTO ANY OF THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION BY IMPLICATION OR BY ANY REFERENCE IN ANY SUCH FILING TO THIS PROXY STATEMENT.

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BKC Semiconductors Incorporated


Date:  January 28, 1997    /s/ James R. Shiring
                           ----------------------------------------------------
                           By:  James R. Shiring, President and Chief Executive
                           Officer, Director, Principal Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 28, 1997    /s/ James R. Shiring
                           ----------------------------------------------------
                           James R. Shiring, President and
                           Chief Executive Officer,
                           Director, Principal Executive Officer



Date:  January 28, 1997    /s/ Bryan A. Schmidt
                           ----------------------------------------------------
                           Bryan A. Schmidt, CFO, Treasurer,
                           Principal Financial and Accounting Officer



Date:  January 28, 1997    /s/ John L. Campbell
                           ----------------------------------------------------
                           John L. Campbell, Strategic Marketing
                           and Distribution, Clerk, Director


Date:  January 28, 1997    /s/ William J. Kady
                           ----------------------------------------------------
                           William J. Kady, Vice President Quality, Director



Date:  January 28, 1997
                           ----------------------------------------------------
                           Albert A. Magdall, Chairman, Director



Date:  January 28, 1997
                           ----------------------------------------------------
                           W. Randle Mitchell, Jr., Director



Date:  January 28, 1997
                           ----------------------------------------------------
                           Gerald T. Billadeau, Director