Form 10-Q
period 1997-12-31
BKC SEMICONDUCTORS INC
filed 1998-02-10
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________________ to ________________


         Commission file number               0-20506


                         BKC SEMICONDUCTORS INCORPORATED
                         -------------------------------
             (Exact name of registrant as specified in its charter)



     MASSACHUSETTS                                      04-2883532
     -------------                                      ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)

6 LAKE STREET, LAWRENCE, MASSACHUSETTS                     01841
--------------------------------------                     -----
(Address of principal executive offices)                (Zip Code)


                                 (978) 681-0392
                                 --------------
              (Registrant's telephone number, including area code)



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

There were 1,276,411 shares of common stock outstanding at February 9, 1998.

                         BKC SEMICONDUCTORS INCORPORATED
                         -------------------------------
                           QUARTERLY REPORT FORM 10-Q
                                December 31, 1997




                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.    Financial Statements (Unaudited)

     Balance Sheet - December 31, 1997 and September 30, 1997                3

     Statement of Income (Loss) - for the three months ended
     December 31, 1997, and December 31, 1996                                4

     Statement of Cash Flows - for the three months ended
     December 31, 1997 and December 31, 1996                                 5

     Notes to Financial Statements - December 31, 1997                       6


ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7


PART II. OTHER INFORMATION
--------------------------

ITEM 1.           Legal Proceedings                                          8

ITEM 2.           Changes in Securities                                      8

ITEM 3.           Defaults Upon Senior Securities                            8

ITEM 4.           Submission of Matters to a Vote of Security Holders        8

ITEM 5.           Other Information                                          8

ITEM 6.           Exhibits and Reports on Form 8-K                           8

                  Signature Page                                             9

                         BKC SEMICONDUCTORS INCORPORATED
                                  BALANCE SHEET



                                                   December 31,   September 30,
                                                       1997           1997
                                                       ----           ----
                                                    (Unaudited)
                  ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                       $   28,276     $    3,593
     Accounts Receivable, Net                         1,830,307      1,811,349
     Inventories                                      3,371,738      3,249,197
     Deferred Income Taxes                              149,469        274,900
     Other Current Assets                                96,934         78,098
                                                     ----------     ----------

                      Total current assets            5,476,724      5,417,137

PROPERTY AND EQUIPMENT - NET                          1,474,790      1,455,668

OTHER ASSETS                                             28,752         31,410
                                                     ----------     ----------
                      TOTAL                           6,980,266     $6,904,215
                                                     ==========     ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                   $1,550,106     $1,683,272
     Accounts payable                                   652,800        566,061
     Accrued liabilities                                340,198        301,626
     Current maturities of long-term debt               385,064        383,986
                                                     ----------     ----------

                      Total current liabilities       2,928,168      2,934,945
                                                     ----------     ----------
LONG-TERM DEBT - Net of current maturities              462,873        588,184
                                                     ----------     ----------
DEFERRED INCOME TAXES                                    54,300         54,300
                                                     ----------     ----------

STOCKHOLDERS' EQUITY:
Convertible preferred stock series A - 6% cumulative,
      authorized, 5,000 shares of no par value;
      issued 2,940 shares                              242,078        242,078
Common Stock-authorized, 2,000,000 shares of no
      par value; issued 1,295,311 shares             3,916,721      3,916,721

Retained earnings (Deficit)                           (268,255)      (456,394)
                                                    ----------     ----------
                 Total                               3,890,544      3,702,405

Less cost of shares held in treasury:
      Convertible preferred stock, 2,940 shares        235,200        235,200
      Common stock, 18,900 shares                      120,419        120,419
                                                    ----------     ----------
      Stockholders' equity-net                       3,534,925      3,346,786
                                                    ----------     ----------
                 TOTAL                               6,980,266     $6,904,215
                                                    ==========     ==========

See notes to financial statements.

                         BKC SEMICONDUCTORS INCORPORATED
                      UNAUDITED STATEMENT OF INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996




                                            Dec. 31,             Dec. 31,
                                             1997                 1996
                                             ----                 ----


REVENUE                                   $3,098,185           $ 2,367,542


COST OF REVENUE                            2,169,291             1,935,538
                                          ----------           -----------

GROSS PROFIT                                 928,894               432,004
                                          ----------           -----------

OPERATING EXPENSES:
     Selling                                 294,116               261,639
     General and administrative              247,917               189,635
     Research and development                  7,024                43,947
                                          ----------           -----------

         Total Operating Expenses            549,057               495,221
                                          ----------           -----------

INCOME (LOSS) FROM OPERATIONS                379,837               (63,217)

INTEREST EXPENSE                              66,267                58,016
                                          ----------           -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT)      313,570              (121,233)
     FOR INCOME TAXES


PROVISION (CREDIT) FOR INCOME TAXES          125,431               (48,149)
                                          ----------           -----------
NET INCOME (LOSS)                         $  188,139           $   (73,084)
                                          ==========           ===========

NET INCOME (LOSS) PER SHARE               $     0.15           $     (0.06)
                                          ==========           ===========





See notes to financial statements.

                         BKC SEMICONDUCTORS INCORPORATED
                        UNAUDITED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                                        Dec. 31,     Dec. 31,
                                                          1997        1996
                                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                $ 188,139    $ (73,084)
     Depreciation                                       121,760      127,420
     Deferred income taxes                              125,431      (48,149)
     Changes in current assets/liabilities:
         Accounts receivable                            (18,958)    (180,372)
         Inventories                                   (122,541)      37,007
         Other assets                                   (16,178)     (35,160)
         Accounts payable                                86,739     (226,041)
         Accrued liabilities                             38,572      249,020
                                                      ---------    ---------
     Net cash provided by/(used in)
     investing activities                               402,964     (149,359)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment               (140,882)     (72,288)
                                                      ---------    ---------
     Net cash provided by/(used in)
     investing activities                              (140,882)     (72,288)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under line-of-credit    (133,166)      49,153
     Proceeds from issuance of long-term debt              --        235,442
     Principal payments on long-term debt              (104,233)     (60,225)
                                                      ---------    ---------

     Net cash provided by/(used in)
     investing activities                              (237,399)     224,370
                                                      ---------    ---------

Net increase in cash and cash equivalents                24,683        2,723

Cash and cash equivalents at beginning of period          3,593        5,921
                                                      ---------    ---------

Cash and cash equivalents at end of period            $  28,276    $   8,644
                                                      =========    =========



See notes to financial statements.

                         BKC SEMICONDUCTORS INCORPORATED

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1997

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

NOTE B - INVENTORIES
--------------------

                  Inventories consisted of the following:


                                          Dec. 31,                Sept. 30,
                                            1997                    1997
                                            ----                    ----

Raw Material                              $ 711,454              $   681,157

Work in Process                           1,679,424                1,756,847
Finished Goods                              980,860                  811,193
                                -------------------       ------------------
                                        $ 3,371,738               $3,249,197
                                ===================        =================

NOTE C - FORWARD-LOOKING STATEMENT
----------------------------------

                  Except for historical information contained herein the matters set forth are forward- looking statements as defined under the Federal Securities Laws. Actual results could differ materially from the information set forth herein and there is no assurance than any anticipated future results will be achieved. Risks include uncertainties with regard to product demand, manufacturing, and the effectiveness of the Company's plans to realize and expand revenues. The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements.

NOTE D - SUBSEQUENT EVENT
-------------------------

                  On January 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Microsemi Corporation ("Microsemi"), and Micro BKC Acquisition Corporation ("Merger Subsidiary"), a wholly-owned subsidiary of Microsemi. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company the surviving corporation and a wholly-owned subsidiary of Microsemi. Shareholders of the Company will receive $9.17 in cash per share of Company Stock. The merger is subject to certain conditions precedent and the approval of the Company's stockholders. A stockholder meeting to consider and vote upon the Merger will be held at the end of March or the beginning of April, 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

            Revenues for the first fiscal quarter of fiscal year 1998 were $3,098,185, compared to $2,367,542 for the same quarter of fiscal 1997, an increase of 31%. The changes in the quarterly revenue levels were the result of increased sales of products used in the satellites, space and telecommunications industries.

            Gross Profit for fiscal year 1998 first quarter was $928,894, or 30% of revenue versus $432,004, or 18% of revenue for the same fiscal quarter of 1997. The higher gross profit was a direct result of the increased high reliability products shipments and a decrease of the lower profit commercial products shipments.

            Operating Expenses for fiscal year 1998 first quarter were $549,057, or 18% of revenue, compared to prior fiscal year quarter expenses of $495,221, or 21% of revenue.

            Net Income for first quarter of fiscal 1998 was $188,139, or $.15 per share, versus a net loss of ($73,084), or ($.06) per share, for the same quarter last year. The first quarter FY98 results reflect the overall improvement in product mix and customer base relating to the higher profit satellites, space and telecommunication markets. The first quarter of fiscal year 1997 included pre-tax costs of approximately $100,000 for the start-up and introduction of a new product line for the high-reliability, space and satellite communications markets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            As of December 31, 1997, the Company had working capital of $2,549,000 as compared to $2,484,000 at September 30, 1997. The increase was primarily due to a $170,000 increase in Finished Goods Inventory.

            During the quarter just ended, the Company purchased $140,882 in property and equipment as compared to $72,288 for the same quarter of last year.

            As of December 31, 1997, the Company had a revolving credit line with Eastern Bank for $2,500,000 collateralized by accounts receivable and inventories. The amount borrowed against the line of credit was $1,550,106. The line of credit agreement contained certain restrictive covenants which the Company has complied with.

            On February 1, 1998 the Company entered into a new banking relationship with Citizens Bank of Massachusetts, thereby replacing the Eastern Bank program. The new arrangement includes a revolving line of credit of $2,500,000, and a sixty month term loan in the amount of $750,000. As part of the new agreement, the Company also secured a $500,000 line of credit to be used for the purchase of equipment.

                           PART II. OTHER INFORMATION

                         BKC SEMICONDUCTORS INCORPORATED

                                DECEMBER 31, 1997

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

NOTE D - SUBSEQUENT EVENT
-------------------------

            On January 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Microsemi Corporation ("Microsemi"), and Micro BKC Acquisition Corporation ("Merger Subsidiary"), a wholly-owned subsidiary of Microsemi. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company the surviving corporation and a wholly-owned subsidiary of Microsemi. Shareholders of the Company will receive $9.17 in cash per share of Company Stock. The merger is subject to certain conditions precedent and the approval of the Company's stockholders. A stockholder meeting to consider and vote upon the Merger will be held at the end of March or the beginning of April, 1998.

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


                                   BKC Semiconductors Incorporated


Date:  February 6, 1998            /s/ James R. Shiring
                                   -------------------------------------------
                                   By:  James R. Shiring, President
                                   and Chief Executive Officer, Director



Date:  February 6, 1998            /s/ Bryan A. Schmidt
                                   --------------------------------------------
                                   Bryan A. Schmidt, Controller, Treasurer
                                   and Chief Financial Officer