Form 10-K/A
period 1997-09-30
BKC SEMICONDUCTORS INC
filed 1998-03-24
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

ITEM 3. LEGAL PROCEEDINGS
        -----------------

        See "Environmental Matters" under Item 1.

                                    PART III
                                    --------

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT
         ----------------------------------------------

         The executive officers and directors of the Company and their ages as of September 30, 1997, are as follows:

          NAME                  AGE       POSITIONS HELD WITH COMPANY
          ----                  ---       ---------------------------

    Albert A. Magdall            62       Chairman, Director
    James R. Shiring             56       President, CEO, Director
    John L. Campbell             63       Strategic Marketing and Distribution,
                                          Clerk, Director
    William J. Kady              57       Vice President of  Quality, Director
    Gerald T. Billadeau          55       Director
    W. Randle Mitchell, Jr.      63       Director
    Thomas M. Cunneen            37       Vice President Marketing and Sales
    Bryan A. Schmidt             45       CFO, Treasurer

         Messrs. Billadeau, Kady and Campbell founded the Company in 1985. Mr. Billadeau served as the Company's President and Chief Executive Officer from 1985 through July of 1995.

         Mr. Magdall has been a Director since November 1994 and Chairman of the Board since May 1995. From July 1995 to March 1996, Mr. Magdall served as interim President and Chief Executive Officer of the Company. Prior to his retirement in 1993, Mr Magdall held in 1992 and 1993 the position of Senior Vice President of Genicom Corporation (Nasdaq), a company involved in the manufacture and sales of computer printers.

         Mr. Shiring joined BKC as its President and Chief Executive Officer and a Director in March 1996. From 1993 to 1995, Mr. Shiring was Managing Director of Clare Europe, a unit of CP Clare, a worldwide manufacturer of electronic components, and, from 1992 to 1993, Chief Operating Officer of the parent company of CP Clare. Mr. Shiring's professional background covers 33 years of progressive global experience in the electronics industry with the focus on semiconductor components. His prior professional experience had been with Westinghouse, Varian, Semicon, Teledyne, and Theta-J Corporation, the forerunner to CP Clare Corporation.

         Mr. Billadeau has been a Director since the founding of the Company in 1985. Prior thereto he served as Vice President and Controller of the ITT Semiconductors Division of ITT from 1980 to 1985. Mr. Billadeau left BKC June, 1996 and has been the CFO since June, 1996, at Riverside Millwork Company in Concord NH, a company servicing the construction industry.

         Mr. Kady has been Vice President of Quality and a Director since the founding of the Company in 1985. Prior thereto, he served in various capacities in the ITT Semiconductors Division of ITT, primarily in the areas of engineering, quality and reliability.

         Mr. Campbell has been Director of Strategic Marketing and Distributor Sales, as well as a Director of the Company since the founding of the Company in 1985. Prior thereto, he held a number of sales and marketing positions in the ITT Semiconductors Division of ITT, lastly as Eastern Regional Sales Manager.

         Mr. Mitchell has been a member of the Board since 1994, and has been Chairman of the Board of Learning Services Corporation (a privately held company specializing in post-acute acquired brain injury rehabilitation) since 1994. He served as President and Chief Executive Officer and a director of Amoskeag Company (Nasdaq) from 1992 to 1994, and as its Chief Financial Officer from 1979 to 1991. He also served as Executive Vice President and Chief Financial Officer of Amoskeag's 80% controlled subsidiary, Fieldcrest Cannon, Inc. (NYSE), from 1985 to 1990. Mr. Mitchell has also served as Chairman of the Board of the Bangor and Aroostook Railroad, a subsidiary of Amoskeag Company, as a director and Chairman of the Audit Committee of the Keesville National Bank (New York), and as a director of Fanny Farmer Candy Shops, Inc., Boston Bancorp and the South Boston Savings Bank.

         Mr. Cunneen joined BKC as its Vice President of Sales and Marketing in May 1996. Prior to joining BKC, Mr. Cunneen was Vice President, Field Operations of CP Clare, a worldwide manufacturer of electronic components, from 1992 to 1996. Mr. Cunneen's professional background covers fourteen years of progressive global experience in the electronics industry with the focus on semiconductor components. His prior professional experience has been with Sprague, Sigma Instruments and Theta-J Corporation, the forerunner to CP Clare Corporation for the past ten years.

         Mr. Schmidt joined BKC as its Controller in June 1996 and was elected treasurer and CFO in March, 1997. Mr. Schmidt's professional training includes degrees of BS and MBA in Finance from Northeastern University and progressive financial management experience within manufacturing concerns for the last twenty years. Prior to joining BKC, Mr. Schmidt was Controller and CFO for Gare, Inc., a manufacturer of products for the ceramics industry, from 1991 to June 1996.

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

                             BKC Semiconductors Incorporated



Date:  March 23, 1998        /s/ James R. Shiring
                             ---------------------------------------------------
                             By: James R. Shiring, President and Chief Executive
                             Officer,  Director, Principal Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 23, 1998        /s/ James R. Shiring
                             ---------------------------------------------------
                             James R. Shiring, President and Chief Executive
                             Officer, Director, Principal Executive Officer


Date:  March 23, 1998        /s/ Bryan A. Schmidt
                             ---------------------------------------------------
                             Bryan A. Schmidt, CFO, Treasurer, Principal
                             Financial and Accounting Officer




Date:  March 23, 1998        /s/ John L. Campbell
                             ---------------------------------------------------
                             John L. Campbell, Strategic Marketing and
                             Distribution, Clerk, Director



Date:  March 23, 1998        /s/ William J. Kady
                             ---------------------------------------------------
                             William J. Kady, Vice President Quality, Director




                             ---------------------------------------------------
Date:  March 23, 1998        Albert A. Magdall, Chairman, Director




                             ---------------------------------------------------
Date:  March 23, 1998        W. Randle Mitchell, Jr., Director




                             ---------------------------------------------------
Date:  March 23, 1998        Gerald T. Billadeau, Director