Form 10-Q/A
period 1997-12-31
BKC SEMICONDUCTORS INC
filed 1998-03-24
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________________ to _________________

      Commission file number               0-20506
                                           -------


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



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


                         BKC SEMICONDUCTORS INCORPORATED
                                  BALANCE SHEET

                                                          December 31, 1997      September 30, 1997
                                                             (Unaudited)

               ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                  28,276    $     3,593
       Accounts Receivable, Net                                1,830,307      1,811,349
       Inventories                                             3,371,738      3,249,197
       Deferred Income Taxes                                     149,469        274,900
       Other Current Assets                                       96,934         78,098
                                                             -----------    -----------
                        Total current assets                   5,476,724      5,417,137

  PROPERTY AND EQUIPMENT - NET                                 1,474,790      1,455,668

  OTHER ASSETS                                                    28,752         31,410
                                                             -----------    -----------
                        TOTAL                                  6,980,266    $ 6,904,215
                                                             -----------    -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:

       Notes payable                                         $ 1,550,106    $ 1,683,272
       Accounts payable                                          652,800        566,061
       Accrued liabilities                                       340,198        301,626
       Current maturities of long-term debt                      385,064        383,986
                                                             -----------    -----------

                        Total current liabilities              2,928,168      2,934,945
                                                             -----------    -----------

  LONG-TERM DEBT - Net of current maturities                     462,873        588,184
                                                             -----------    -----------

  DEFERRED INCOME TAXES                                           54,300         54,300
                                                             -----------    -----------

  STOCKHOLDERS' EQUITY:
Convertible  preferred  stock series A - 6% cumulative,
      authorized, 5,000 shares of no par value;
      issued 2,940 shares                                        242,078        242,078
Common Stock-authorized, 2,000,000 shares of no par value;
      issued 1,295,311 shares                                  3,916,721      3,916,721

Retained earnings (Deficit)                                     (268,255)      (456,394)
                                                             -----------    -----------
                 Total                                         3,890,544      3,702,405


Less cost of shares held in treasury:

      Convertible preferred stock, 2,940 shares                  235,200        235,200
      Common stock, 18,900 shares                                120,419        120,419
                                                             -----------    -----------
      Stockholders' equity-net                                 3,534,925      3,346,786
                                                             -----------    -----------

                 TOTAL                                         6,980,266    $ 6,904,215
                                                             ===========    ===========

See notes to financial statements.


                         BKC SEMICONDUCTORS INCORPORATED
                      UNAUDITED STATEMENT OF INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                            Dec. 31,        Dec. 31,
                                                              1997           1996
                                                              ----           ----


REVENUE                                                    $ 3,098,185    $ 2,367,542


COST OF REVENUE                                              2,169,291      1,935,538
                                                           -----------    -----------

GROSS PROFIT                                                   928,894        432,004
                                                           -----------    -----------

OPERATING EXPENSES:
     Selling                                                   294,116        261,639
     General and administrative                                247,917        189,635
     Research and development                                    7,024         43,947
                                                           -----------    -----------

         Total Operating Expenses                              549,057        495,221
                                                           -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                  379,837        (63,217)


INTEREST EXPENSE                                                66,267         58,016
                                                           -----------    -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES
                                                               313,570       (121,233)


PROVISION (CREDIT) FOR INCOME TAXES                            125,431        (48,149)
                                                           -----------    -----------

NET INCOME (LOSS)                                          $   188,139    ($   73,084)
                                                           ===========    ===========

NET INCOME (LOSS) PER SHARE

     BASIC                                                 $      0.15    ($     0.06)
                                                           ===========    ===========
     DILUTED                                               $      0.13    ($     0.06)
                                                           ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING

     BASIC                                                   1,276,411      1,276,411
                                                           ===========    ===========
     DILUTED                                                 1,405,166      1,276,411
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

NOTE B - INVENTORIES
--------------------

                  Inventories consisted of the following:

                                Dec. 31,             Sept. 30,
                                 1997                 1997
                                 ----                 ----

Raw Material                 $   711,454             $  681,157
Work in Process                1,679,424              1,756,847
Finished Goods                   980,860                811,193
                             ------------            -----------
                             $ 3,371,738             $3,249,197
                             ============            ===========

NOTE C - FORWARD-LOOKING STATEMENT
----------------------------------

                  Except for historical information contained herein the matters set forth are forward-looking statements as defined under the Federal Securities Laws. Actual results could differ materially from the information set forth herein and there is no assurance than any anticipated future results will be achieved. Risks include uncertainties with regard to product demand, manufacturing, and the effectiveness of the Company's plans to realize and expand revenues. The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements.

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

NOTE E - EARNINGS (LOSS) PER SHARE
----------------------------------

                  Basic net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share, (SFAS 128) using the weighted average number of common shares outstanding. The provisions and disclosure requirements of SFAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods.

                  Diluted net income (loss) per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss during the quarter ended December 31, 1996; therefore, none of the options outstanding at period end were included in the net loss per share calculation for the quarter ended December 31, 1996, since they were anti-dilutive. Shares reserved for outstanding warrants have also been excluded from the net income (loss) per share calculation because their effect is anti-dilutive.

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BKC Semiconductors Incorporated



Date:  March 23, 1998           /s/ James R. Shiring
                                ------------------------------------------------
                                By:  James R. Shiring, President and Chief
                                Executive Officer, Director




Date:  March 23, 1998           /s/ Bryan A. Schmidt
                                ------------------------------------------------
                                Bryan A. Schmidt, Controller, Treasurer and
                                Chief Financial Officer