Form 10-Q/A
period 1997-12-31
BKC SEMICONDUCTORS INC
filed 1998-04-02
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A-2


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

                  The following table sets forth the basic and diluted net income (loss) per share computation for the three months ended December 31,1997 and 1996:

                                                        1997           1996
                                                        ----           ----
Net Income (Loss)                                      $188,139      ($73,084)
                                                     ==========     =========
BASIC
Weighted average number of shares outstanding         1,276,411     1,276,411

Net Income (Loss) Per Share                               $0.15        ($0.06)
                                                     ==========     =========

DILUTED
Weighted average number of shares outstanding         1,276,411     1,276,411
Additional weighted average shares from assumed
exercise of diluted stock options, net of shares
to be repurchased with exercise proceeds                128,755             0
                                                     ----------     ---------
Weighted average number of shares outstanding used
 in the diluted net income (loss) per share
 calculation                                          1,405,166     1,276,411
                                                     ==========     =========

Net Income (Loss) Per Share                               $0.13        ($0.06)
                                                     ==========     =========

                  The dilutive effect of the Company's convertible preferred stock has not been included in the above calculation because there are no such shares outstnading during the respective periods.

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BKC Semiconductors Incorporated



Date:  April 2, 1998            /s/ James R. Shiring
                                ------------------------------------------------
                                By:  James R. Shiring, President and Chief
                                Executive Officer, Director




Date:  April 2, 1998            /s/ Bryan A. Schmidt
                                ------------------------------------------------
                                Bryan A. Schmidt, Controller, Treasurer and
                                Chief Financial Officer