Form 10-Q/A
period 1997-12-31
BKC SEMICONDUCTORS INC
filed 1998-04-06
CIK 889155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A-3


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997 or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

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



                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.    Financial Statements (Unaudited)

     Balance Sheet - December 31, 1997 and September 30, 1997               3

     Statement of Income (Loss) - for the three months ended
           December 31, 1997, and December 31, 1996                         4

     Statement of Cash Flows - for the three months ended
           December 31, 1997 and December 31, 1996                          5

     Notes to Financial Statements - December 31, 1997                      6


ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  7


PART II. OTHER INFORMATION
--------------------------

ITEM 1.      Legal  Proceedings                                             8

ITEM 2.      Changes in Securities                                          8

ITEM 3.      Defaults Upon Senior Securities                                8

ITEM 4.      Submission of Matters to a Vote of Security Holders            8

ITEM 5.      Other Information                                              8

ITEM 6.      Exhibits and Reports on Form 8-K                               8

             Signature Page                                                 9




                         BKC SEMICONDUCTORS INCORPORATED
                                  BALANCE SHEET




                                                                      December 31, 1997  September 30, 1997
                                                                      -----------------  ------------------
                                                                         (Unaudited)
                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $    28,276    $     3,593
     Accounts Receivable, Net                                              1,830,307      1,811,349
     Inventories                                                           3,371,738      3,249,197
     Deferred Income Taxes                                                   149,469        274,900
     Other Current Assets                                                     96,934         78,098
                                                                         -----------    -----------

                      Total current assets                                 5,476,724      5,417,137

PROPERTY AND EQUIPMENT - NET                                               1,474,790      1,455,668

OTHER ASSETS                                                                  28,752         31,410
                                                                         -----------    -----------



                      TOTAL                                                6,980,266    $ 6,904,215

                                                                         ===========    ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

     Notes payable                                                       $ 1,550,106    $ 1,683,272
     Accounts payable                                                        652,800        566,061
     Accrued liabilities                                                     340,198        301,626
     Current maturities of long-term debt                                    385,064        383,986
                                                                         -----------    -----------

                      Total current liabilities                            2,928,168      2,934,945
                                                                         -----------    -----------


LONG-TERM DEBT - Net of current maturities                                   462,873        588,184
                                                                         -----------    -----------

DEFERRED INCOME TAXES                                                         54,300         54,300

                                                                         ===========    ===========

STOCKHOLDERS' EQUITY:
     Convertible preferred stock series A - 6% cumulative, authorized,       242,078        242,078
           5,000 shares of no par value; issued 2,940 shares

     Common Stock-authorized, 2,000,000 shares of no par value;            3,916,721      3,916,721
           issued 1,295,311 shares


     Retained earnings (Deficit)                                            (268,255)      (456,394)
                                                                         -----------    -----------



                      Total                                                3,890,544      3,702,405



     Less cost of shares held in treasury:
           Convertible preferred stock, 2,940 shares                         235,200        235,200
           Common stock, 18,900 shares                                       120,419        120,419
                                                                         -----------    -----------
           Stockholders' equity-net                                        3,534,925      3,346,786
                                                                         -----------    -----------
                      TOTAL                                                6,980,266    $ 6,904,215
                                                                         ===========    ===========

See notes to financial statements.

                         BKC SEMICONDUCTORS INCORPORATED
                      UNAUDITED STATEMENT OF INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996





                                                       Dec. 31,      Dec. 31,
                                                       1997            1996
                                                       ----            ----



REVENUE                                              $3,098,185   $ 2,367,542

COST OF REVENUE                                       2,169,291     1,935,538
                                                     ----------   -----------

GROSS PROFIT                                            928,894       432,004
                                                     ----------   -----------


OPERATING EXPENSES:
     Selling                                            294,116       261,639
     General and administrative                         247,917       189,635
     Research and development                             7,024        43,947
                                                     ----------   -----------

         Total Operating Expenses                       549,057       495,221
                                                     ----------   -----------

INCOME (LOSS) FROM OPERATIONS                           379,837       (63,217)

INTEREST EXPENSE                                         66,267        58,016
                                                     ----------   -----------


INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR             313,570      (121,233)
     INCOME TAXES

PROVISION (CREDIT) FOR INCOME TAXES                     125,431       (48,149)
                                                     ----------   -----------

NET INCOME (LOSS)                                    $  188,139   ($   73,084)
                                                     ==========   ===========
NET INCOME (LOSS) PER SHARE
     BASIC                                           $     0.15   ($     0.06)
                                                     ==========   ===========
     DILUTED                                         $     0.13   ($     0.06)
                                                     ==========   ===========


WEIGHTED AVERAGE SHARES OUTSTANDING


     BASIC                                            1,276,411     1,276,411
                                                     ==========   ===========
     DILUTED                                          1,405,166     1,276,411
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

NOTE B - INVENTORIES
--------------------

                  Inventories consisted of the following:


                               Dec. 31,                Sept. 30,
                                 1997                    1997
                                 ----                    ----

Raw Material                  $ 711,454              $   681,157
Work in Process               1,679,424                1,756,847
Finished Goods                  980,860                  811,193
                              ---------                ---------
                            $ 3,371,738               $3,249,197
                              =========                =========

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

NOTE D - SUBSEQUENT EVENT
-------------------------

         On January 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Microsemi Corporation ("Microsemi"), and Micro BKC Acquisition Corporation ("Merger Subsidiary"), a wholly-owned subsidiary of Microsemi. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company the surviving corporation and a wholly-owned subsidiary of Microsemi. Shareholders of the Company will receive $9.17 in cash per share of Company Stock. The merger is subject to certain conditions precedent and the approval of the Company's stockholders. A stockholder meeting to consider and vote upon the Merger will be held approximately mid-May, 1998.

NOTE E - EARNINGS (LOSS) PER SHARE

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

         The following table sets forth the basic and diluted net income (loss) per share computation for the three months ended December 31, 1997 and 1996:


                                                         1997          1996
                                                         ----          ----


Net Income (Loss)                                    $  188,139   ($   73,084)
                                                     ----------   -----------

BASIC
Weighted average number of shares outstanding         1,276,411     1,276,411


Net Income (Loss) Per Share                          $     0.15   ($     0.06)
                                                     ----------   -----------


DILUTED
Weighted average number of shares outstanding         1,276,411     1,276,411
Additional weighted average shares from assumed
   exercise of diluted stock options, net of
   shares to be repurchased with exercise proceeds      128,755             0
                                                     ----------   -----------

Weighted average number of shares outstanding used
    in the diluted net income (loss) per share
    calculation                                       1,405,166     1,276,411
                                                     ----------   -----------

Net Income (Loss) Per Share                          $     0.13   ($     0.06)
                                                     ----------   -----------


         The dilutive effect of the Company's convertible preferred stock has not been included in the above calculation because there are no such shares outstanding during the respective periods.

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

         On February 1, 1998 the Company entered into a new banking relationship with Citizens Bank of Massachusetts, thereby replacing the Eastern Bank program. The new arrangement includes a revolving line of credit of $2500,000, and a sixty month term loan in the amount of $750,000. As part of the new agreement, the Company also secured a $500,000 line of credit to be used for the purchase of equipment.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

NOTE D - SUBSEQUENT EVENT
-------------------------

         On January 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Microsemi Corporation ("Microsemi"), and Micro BKC Acquisition Corporation ("Merger Subsidiary"), a wholly-owned subsidiary of Microsemi. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company the surviving corporation and a wholly-owned subsidiary of Microsemi. Shareholders of the Company will receive $9.17 in cash per share of Company Stock. The merger is subject to certain conditions precedent and the approval of the Company's stockholders. A stockholder meeting to consider and vote upon the Merger will be held approximately mid-May, 1998.

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


                                    BKC Semiconductors Incorporated


Date:  April 6, 1998                /s/ James R. Shiring
                                    ---------------------------------------
                                    By:  James R. Shiring, President and
                                    Chief Executive Officer, Director


Date:  April 6, 1998                /s/ Bryan A. Schmidt
                                    ---------------------------------------
                                    Bryan A. Schmidt, Controller, Treasurer and
                                    Chief Financial Officer